Form 10QSB
period 2000-03-31
INTER CON PC INC
filed 2000-07-21
CIK 1028536

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                            FOR THE QUARTERLY PERIOD ENDED March 31, 2000
                                                           --------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

      1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-29415
                                                ---------

                               INTER-CON/PC, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


   MINNESOTA                                                    41-1853972
   ---------------------------------------------------------------------------
   (State or other jurisdiction                               (IRS Employer
    of incorporation or organization)                      Identification No.)


                         7667 Equitable Drive, Suite 101
                             Eden Prairie, MN 55344
                             ----------------------
                    (Address of principal executive offices)

                                 (952) 975-0001
                                 --------------
                (Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [x] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,107,610 shares of Common Stock, no par value, outstanding as of July 14, 2000.

                               INTER-CON/PC, INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                 March 31, 2000

                                TABLE OF CONTENTS


Part I - Financial Information                                                            Page
                                                                                          ----

     Item 1. Financial Statements

         Condensed Balance Sheets at December 31, 1999 and March 31, 2000...................3

         Condensed Statements of Operations for the three months
           ended March 31, 1999 and March 31, 2000 and for the  period of
           June 17, 1996 to March 31, 2000..................................................4

         Condensed Statements of Changes in Stockholder's Equity for the three months ended March 31, 2000 and the years ended December, 31, 1999,
            1998, 1997, and 1996............................................................4

         Condensed Statements of Cash Flows for the three months
           ended March 31, 1999 and March 31, 2000..........................................5

         Notes to Condensed Financial Statements............................................12

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................................14

Part II - Other Information

     Item 1.  Legal Proceedings.............................................................18

     Item 2. Changes in Securities..........................................................18

     Item 3.  Defaults Upon Senior Securities...............................................18

     Item 4.  Submission of Matters to a Vote of Security Holders...........................18

     Item 5.  Other Information.............................................................18

     Item 6. Exhibits and Reports on Form 8-K...............................................19

Signature...................................................................................20

Exhibits....................................................................................21


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                             December                                  March
                                                                             31, 1999                                31, 2000
                                                                             --------                                --------
ASSETS:
    Current assets
          Cash and cash equivalents                                      $      37,778                            $     185,048
          Accounts Receivable                                                        0                                        0
          Note receivable, net of allowance $87,645                                  0                                        0
          Prepaid expenses                                                         881                                   38,652
                                                                         -------------                            -------------

          Total current assets                                                  38,659                                  223,700
                                                                         -------------                            -------------

    Property and equipment:
          Equipment                                                             81,755                                   81,755
          Leasehold improvements                                               101,887                            101,887
          Less accumulated depreciation                                        (51,024)                                 (60,019)
                                                                         --------------                           --------------

                Total property and equipment                                   132,618                                  123,623
                                                                         -------------                            -------------

    Other asset
          Investments                                                           50,000                                   50,000
                                                                         -------------                            -------------
          Total other asset                                                     50,000                                   50,000

          Total assets                                                   $     221,277                            $     397,323
                                                                         =============                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities:
       Accounts payable:
          Trade                                                          $     393,107                           $      273,395
          Related parties                                                      281,945                                  282,953
          Accrued expenses                                                     252,702                                  234,194
          Deferred revenue                                                      28,130
          Notes payable                                                        370,662                                  174,702
                                                                         -------------                            -------------

                Total current liabilities                                    1,326,546                                1,010,244
                                                                         -------------                            -------------

Stockholders' equity (deficit):
    Common stock, no par, authorized 50,000,000 shares,
       shares outstanding 32,405,845                                         4,370,350                                5,329,350
    Deficit accumulated during the development stage                        (5,475,619)                              (5,932,271)
    Stock subscription receivable                                                    0                                  (10,000)
                                                                         -------------                            -------------

                                                                            (1,105,269)                                (612,921)
                                                                         --------------                           -------------
    Total liabilities and stockholders' equity (deficit)                 $     221,277                            $     397,323
                                                                         =============                            =============



                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three                     Three             June 17, 1996
                                                           months ended               months ended        (inception) to
                                                              March 31,               March 31,             March 31
                                                              1999                      2000                  2000
                                                        ---------------               -----------         -----------
Operating expenses:
    Payroll, contract labor, and related costs         $         61,691            $        132,528      $      1,565,029
    Product development                                          12,471                     170,040             1,660,371
    General and administrative                                   58,012                     152,836             2,580,343
                                                       ----------------            ----------------      ----------------

Operating loss                                                  132,174                     455,404             5,805,743
                                                       ----------------            ----------------      ----------------

Other income (expense):
    Interest income                                               3,883                       2,365                48,320
    Interest expense                                            (32,175)                    (14,452)             (238,437)
          Miscellaneous income                                        0                      10,839                63,589
                                                       ----------------            ----------------      ----------------

                                                                 29,292                      (1,248)             (126,528)
                                                       ----------------            ----------------      ----------------

Net loss                                               $       (161,965)           $       (456,652)     $      5,932,271)
                                                        ================            ================      ================


Basic and diluted loss per share                       $           (.01)           $           (.01)     $           (.34)
                                                        ================            ===============       ===============

Weighted average number of shares
    outstanding, basic and diluted                           18,902,861                  30,597,258            17,322,318
                                                       ================            ================      ================

                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)



                                                          Common stock                     Deficit
                                                       no par, authorized                accumulated
                                                        50,000,000 shares                 during the
                                               -----------------------------------        development
                                                   Shares               Amount               stage                Total
                                               ---------------    ----------------       ----------------   ---------------
Initial sale of common
  stock at $0.007 per share                            300,000    $          2,000                          $         2,000

Common stock issued
  October 31, 1996, at $0.00
  per share in exchange for
  contribution of technology:
     I-Pad(TM)                                       5,700,000                   0                                        0
     Set Top Box                                     6,000,000                   0                                        0

Common stock issued in
  exchange for rent
  November 5, 1996, at
  $0.30 per share                                      333,335             100,000                                  100,000

Fair value of warrants
  issued November 29, 1996,
  to debt holders and place-
  ment agent                                                                50,763                                   50,763

Net loss                                                                                 $       (216,836)         (216,836)
                                               ---------------    ----------------       ----------------   ---------------

Balance, December 31,
  1996                                              12,333,335             152,763               (216,836)          (64,073)

Common stock issued July 22,
  1997, for fair value of services
  at $0.35 per share                                    25,000               8,750                                    8,750

Fair value of warrants
  issued to debt holders,
  June and July 1997                                                         7,323                                    7,323

Common stock issued
  August and September
  1997, at $0.38 per share                           4,375,000           1,650,387                                1,650,387


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)


                                                          Common stock                     Deficit
                                                       no par, authorized                accumulated
                                                        50,000,000 shares                during the
                                               -----------------------------------       development
                                                   Shares               Amount               stage                Total
                                               ---------------    ----------------     ----------------     ---------------
Common stock issued for debt conversions:
      September 29, 1997, at $0.35
        per share                                      414,265    $        145,000                          $       145,000
      October 27, 1997, at $0.30 per
        share                                        1,666,650             500,000                                  500,000

Contribution by SAC Technologies,
  Inc.                                                                      42,621                                   42,621

Net loss                                                                               $     (1,583,775)         (1,583,775)
                                               ---------------    ----------------     ----------------     ---------------

Balance, December 31, 1997                          18,814,250           2,506,844           (1,800,611)            706,233

Common stock issued April 15, 1998,
  for fair value of services $0.35 per
  share                                                 75,000              26,250                                   26,250

Fair value of warrants issued to debt
  holders June, July and September
  1998                                                                      29,696                                   29,696

Net loss                                                                                     (2,015,675)         (2,015,675)
                                               ---------------    ----------------     ----------------     ---------------

Balance, December 31, 1998                          18,889,250           2,562,790           (3,816,286)         (1,253,496)

Common stock issued February 10,
  1999, at $0.70 per share                              25,000              17,500                                   17,500

Common stock issued for fair value
  of product development costs, June
  1, 1999, at $0.70 per share                           69,085              48,359                                   48,359

Common stock issued to acquire
  equipment at historical net book
  value from related party, June
  7, 1999, at $0.052 per share                         250,000              12,892                                   12,892



                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)


                                                          Common stock                      Deficit
                                                       no par, authorized                 accumulated
                                                        50,000,000 shares                 during the
                                               -----------------------------------        development
                                                   Shares               Amount               stage                Total
                                               ---------------    ----------------     ----------------     ---------------

Common stock issued for leasehold
  improvements at fair value, June
  7, 1999, at $0.20 per share                          500,000    $        100,000                          $       100,000

Common stock outstanding of Infopac
  Systems, Inc. recorded in connection
  with merger June 8, 1999                           4,331,600                   0                                        0

Common stock issued for debt
  conversion,  June 25, 1999, at
  $0.835 per share                                     718,830             600,000                                  600,000

Common stock issued for debt
  conversion, September 12, 1999,
  at $0.70 per share                                   887,500             621,250                                  621,250

Common stock issued for consulting,
  September 30, 1999, at $0.76 per
  share                                                 22,473              17,255                                   17,255

Common stock issued for consulting,
  October 1, 1999, at $0.70 per share                   10,057               7,040                                    7,040

Common stock issued for rent,
  October 1, 1999, at $0.10 per share                  610,000              61,139                                   61,139

Common stock issued for product
  development costs, at October 1,
  1999, at $0.56 per share                              10,000               5,625                                    5,625

Common stock issued for cash, at
  October 1, 1999, at $0.20 per share                  500,000             100,000                                  100,000

Common stock issued to related
  party for cash, at December 15, 1999,
  at $0.10 per share                                   100,000              10,000                                   10,000




                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)


                                                          Common stock                      Deficit
                                                       no par, authorized                accumulated
                                                        50,000,000 shares                 during the
                                               -----------------------------------        development
                                                   Shares               Amount               stage                Total
                                               ---------------    ---------------     -----------------     ---------------
Common stock issued for consulting,
  December 31, 1999, at $.70 per share                  48,150    $        33,704                           $        33,704

Fair value of stock options issued
  to consultants, lender and board
  members                                                                  32,052                                    32,052

Fair value of stock options issued
  to the Marketing Advisory Board                                           4,581                                     4,581

Fair value of stock options issued
   to Advisory Board Members                                              101,481                                   101,481

Fair value of warrants issued for
  interest during 1999                                                      8,142                                     8,142

Conversion feature of convertible
  debt                                                                     26,540                                    26,540

Net loss                                                                                     (1,659,333)         (1,659,333)
                                               ---------------    ---------------     -----------------     ---------------

Balance, December 31, 1999                          26,971,945    $     4,370,350     $      (5,475,619)    $    (1,105,269)

Common stock issued for cash,
  January 13,14 and 18, 2000,
  at $.10 per share                                  1,070,000            107,000                                   107,000

Common stock issued for cash,
  January 14, 19 and February
    2, 2000, at $.20 per share                       1,650,000            330,000                                   330,000

Common stock issued for cash,
  January 19, 2000, at $.18 per share                1,010,000            182,000                                   182,000

Common stock issued for cash,
  January 21, and March 3, 2000,
  at $.45 per share                                     94,444             42,500                                    42,500



                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)



                                              Common stock                                   Deficit
                                           no par, authorized                               accumulated
                                            50,000,000 shares               Stock           during the
                                 ----------------------------------     subscription        development
                                       Shares             Amount         receivable            stage              Total
                                 ----------------    --------------     --------------   ------------------   -------------
Common stock issued for
  cash, February 1, 2000,
  at $.34 per share                       294,116           100,000                                                 100,000

Common stock issued
  for cash,   February
  16, 2000, at $.30
  per share                               200,000            60,000                                                  60,000

Common stock issued
  for debt conversion,
  March 7, 2000,
  at $.094 per share                    1,065,340           100,000                                                 100,000

Common stock issued
  for cash, March 15,
  2000, at $.75 per share                  50,000            37,500                                                  37,500

Subscription receivable                                                 $      (10,000)                             (10,000)

Net loss                                                                                           (456,652)       (456,652)
                                 ----------------    --------------     --------------   ------------------   -------------

Balance March 31, 2000                 32,405,845    $    5,329,350     $      (10,000)  $       (5,932,271)  $    (612,921)
                                 ================     =============      =============    ==================   ============





                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                            June 17, 1996
                                                              Three months         Three months           (inception) to
                                                              ended March           ended March                March 31,
                                                                  31, 1999           31, 2000                   2000
                                                              ---------------     ---------------         ----------
Cash flows from operating activities:
    Net loss                                                  $     (161,965)         $ (456,652)             $ (5,932,271)
    Adjustment to reconcile net loss to net
       cash flows from operating activities:
          Depreciation                                                 3,007               8,995                   60,018
          Amortization                                                    98                                      393,231
          Allowance on note receivable                                                                             87,645
          Common stock issued for services and rent                                                               208,123
          Fair value of options and warrants issued
             to non-employees                                                                                     188,876
          Conversion feature of convertible debt                                                                   26,540
          Change in assets and liabilities:
              Prepaid expenses                                        14,790             (37,771)                 (23,502)
              Other assets                                                                                        (23,316)
              Accounts payable:
                 Trade                                               (71,917)           (119,712)                 273,395
                 Related parties                                       2,500               1,008                  180,312
              Accrued expenses                                        24,854             (18,508)                 234,194
              Deferred revenue                                             0              16,870                   45,000
                                                              --------------      --------------          ---------------

       Net cash used in operating activities                  $     (188,633)     $     (605,770)         $     4,281,755)
                                                               --------------      -------------           --------------

Cash flows from investing activities:
    Expenditures for:
       Property and equipment                                                                             $       (70,749)
       Note receivable                                                                                           (100,000)
       Investment                                                                                                 (50,000)
          Repayment received on note receivable                                                                    12,355
                                                              --------------      --------------          ---------------

          Net cash used in investing activities                            0                   0          $      (208,394)
                                                              --------------      --------------           --------------




                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                          June 17, 1996
                                                             Three months         Three months           (inception) to
                                                              ended March          ended March              March  31,
                                                                31, 1999             31, 2000                2000
                                                             ------------           ---------------       -----------
Cash flows from financing activities:
    Proceeds from:
       Notes payable                                         $     150,000      $                       $     2,329,852
       Related parties                                                                                          102,641
       Issuance of common stock and warrants                       117,500              849,000               2,628,887
    Repayment on notes payable                                      (9,820)             (95,960)               (188,900)
    Debt placement costs                                                                                       (197,283)
                                                             -------------      ---------------         ---------------

    Net cash provided by financing activities                      257,680              753,040               4,675,197
                                                              -----------       ---------------         ---------------

Net increase in cash and cash
  equivalents                                                 $     (2,140)     $       147,270         $       185,048

Cash and cash equivalents:
           Beginning                                          $      2,758      $        37,778
                                                               -----------       --------------         ---------------

         Ending                                               $        618      $       185,048         $       185,048
                                                               ===========       ==============         ===============


Cash paid for interest                                        $     13,815      $         7,803         $       127,888
                                                               ===========      ===============         ===============

Supplemental disclosure of non-cash investing and financing activities:
    Fair value of warrants and options issued                                                           $       244,461
                                                                                                        ===============

    Common stock issued:
       For services                                                                                     $       146,983
                                                                                                        ===============

       For rent                                                                                         $       161,139
                                                                                                        ===============

       For debt conversion                                                      $       100,000         $     1,966,250
                                                                                ===============         ===============

       For property and equipment                                                                       $       112,892
                                                                                                        ===============

    Contribution by SAC Technologies, Inc.                                                              $        42,621
                                                                                                        ===============







                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2000

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION:

The Company, was incorporated in Minnesota in 1996 under the name Infopac Systems, Inc. and has been a development stage company since inception. On June 8, 1999, Infopac Systems, Inc. acquired all outstanding common stock of Inter-Con/PC, Inc through a statutory merger of Inter-Con/PC, Inc. into Infopac Systems, Inc immediately after the merger Infopac Systems, Inc. changed its name to Inter-Con/PC, Inc. For accounting purposes, the acquisition has been treated as an acquisition by Inter-Con/PC, Inc. of Infopac Systems, Inc. and as a recapitalization of Inter-Con/PC, Inc. The historical financial statements prior to June 8, 1999, are those of Inter-Con/PC, Inc. All share and per share information has been restated for this transaction.

The Company was formed as a technology-development Corporation whose mission is to develop, manufacture, and market a set-top-box computer that would facilitate the convergence of voice, video, data and other technologies and all through the TV screen. To address the challenges of ever-evolving technologies, the Company built its convergent set-top-box in the foundation of a full-function personal computer. This platform is augmented by proprietary technologies designed to allow the set-top-box to serve as the control center for a myriad of evolving home and business applications. The Company's products will be targeted towards and positioned within the consumer electronics and telecommunications industries. The Company is continuing to develop its set-top-box products, and has manufactured a small number of prototype units in preparation for entering into high volume manufacturing. The Company has begun marketing two set-top-box products; the TOTEBOOK(TM)6000 which features a high speed processor, hard drive, and DVD drive that functions as an interactive, multi-media home entertainment center, and the internet access only TOTEBOOK(TM) 1000.

INTERIM FINANCIAL STATEMENTS:

The condensed financial statements of the Company for the three-month periods ended March 31, 2000 and 1999 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2000 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company Form 10SB/A filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected in a full year.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2000


2.  DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is in the development stage with no sales of its products and its products are subject to rapid changes in technology. In January 2000, the Company sold 100 prototype models that are to be replaced once the units have been updated and the Company is ready for commencement of its principal operations. There is no assurance that the Company will be able to generate significant sales of its products. Additionally, the Company has a deficit accumulated during the development stage of $5,932,271 as of March 31, 2000. Management anticipates net losses will continue for the foreseeable future. Additional financing will be required to complete development and enhancement of the Company's products and bring them to market. Subsequent to March 31, 2000, the Company raised $750,000 through the sale of 1,250,000 shares of common stock, to affiliates of NIKKO Co. Ltd.

The Company entered into a Joint-Venture Strategic Partnership Agreement (the "Agreement") with NIKKO Co., Ltd. of Tokyo, Japan ("Nikko), and Maxwood Technology Ltd. of Hong Kong, China ("Maxwood") on May 12, 2000. Under the terms of the agreement, the parties plan to collaborate in the production, sales, and distribution of several of the Company's proprietary set-top-box product designs. As part of the Agreement, the Company and Nikko will form and equally own another joint-venture company named NIKKO Multi Media,LLC, ("Nikko Multi Media") in order to globally market of the Company's set-top-box products. This entity will be capitalized by Nikko and the Company contributing $25,000 each; additional funding will be obtained by Nikko providing loans at 8% interest to the Joint Venture.

The Company will be responsible for ongoing set-top-box development engineering plus research and development for new products. Maxwood Technology Ltd. will be responsible for high volume production design, engineering, and manufacturing. Nikko will provide the financial resources necessary for component purchasing as well as coordinating with the parties all product sales and distribution through Nikko Multi Media. The Company will receive ongoing royalty revenue for set-top-box product sales plus equally share with Nikko, all profits generated by NIKKO Multi Media.

The Company believes that the amount of capital infusion will help cover the operating expenses until it realizes revenue from its Joint-Venture Strategic Partnership Agreement with Nikko, and Maxwood. At the same time the Company plans to pursue additional financing. The Company anticipates generating revenue from its Partnership Agreement during the end of the fourth quarter of 2000 and the first quarter of 2001.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2000


2.  DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN (CONTINUED):

Although the Company has raised additional capital, and management's plans include raising additional capital and launching the set-top-box, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company advancing beyond the development stage and developing sustained operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

3.  CONTINGENCIES:

The Company is involved in two disputes with vendors that could result in additional liability to the Company as follows:

    The Company has a dispute that involves failure for payment for services rendered. The vendor alleges the Company has been billed for work completed for over $250,000. The Company has recorded approximately $108,000 in accounts payable that had been invoiced to it. The Company has countered with a claim for breach of contract, fraud and negligence. Management expects that this dispute will be settled on favorable terms and has not recorded any additional liability in the financial statements for this contingency.

    The Company has another dispute with a vendor for payment of services rendered. The vendor has demanded payment for approximately $91,000. The Company has accrued approximately $75,000 and believes it will have no further liability.

    The Company is also the subject of various claims on a continuing basis, including general liability claims and claims made by employees and former employees. Costs for claims not covered by insurance are recognized when known. In the opinion of management, the amount of any additional liability will not have a material impact on the financial statements.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's plan of operations, liquidity and capital resources. This analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis and Plan of Operations the Management's Discussion and Analysis and Plan of Operations contained in the Company's amended registration statement on Form 10SB/A.


OVERVIEW

Inter-Con/PC, Inc. (the "Company") is a development stage company engaged in the design, development and marketing of a personal computer device that uses a television monitor and wireless keyboard rather than a traditional personal computer monitor and keyboard. From June 17, 1996 (inception) to March 31, 2000, the

Company's activities have primarily been related to attracting employees, raising capital and research and development of a product it calls the TOTEBOOK (the "Set Top Box"). The Company has only developed prototype products, and to date, has sold an insignificant number of these prototype units. The Company also anticipates developing and marketing complementary and peripheral products in conjunction with the Set Top Box. The Company has developed two prototype versions of the Set Top Box, the 6000 model which contains a high speed processor, hard drive and a CD/DVD drive, and the 1000 model which is an internet access only unit equipped with a slower processor and no drives.


PLAN OF OPERATIONS

The Company has relied primarily upon private sales of bridge notes, notes payable, and equity securities to investors, as well as upon capital contributions and advances from existing shareholders and employees to fund its operations. The Company does not have adequate funds to commercially produce, market and sell its products. The Company does not believe that it currently has sufficient funds available to satisfy its debt obligations and operating needs for the next twelve months and will need to raise additional funds in order to support such operations. The Company estimates that its cash flow requirement for the next twelve months is as follows:

         Research & Development                                        $ 200,000

         Legal and Accounting Fees                                     $ 118,000

         Repayment of current liabilities, interest and obligations    $ 312,000

         Trade Shows                                                   $  35,000

         Payroll                                                       $ 516,000

         Monthly Operating Expense (rent, utilities, etc.)             $ 120,000

         Consulting Fees                                               $  50,000

         Capital contribution to NIKKO Multi Media                     $  25,000

         Travel                                                        $ 100,000

         Miscellaneous Expenses                                        $  78,000
                                                                       ---------

Total                                                                 $1,554,000

For the three months ended March 31, 2000, approximately $170,040 was spent on research and development. However, additional financing will be required to complete development and enhancement of the Set Top Box and to bring it to market. For the next 12 months, the Company anticipates spending approximately $200,000 on research and development of the Set Top Box, but the Company can offer no assurances that this amount will be sufficient to bring its products to market. The Company has commenced pre-production engineering and anticipates, but offers no assurances, that the Set Top Box will be ready for high volume manufacturing later this year. The Company hopes, but offers no assurances, that it will begin generating revenues from the sale of the Set Top Boxes near the end of fourth quarter 2000 or the beginning of first quarter 2001.

The Company does not anticipate any significant sales or purchases of plant or equipment that may materially impact its financial condition. The Company may hire additional personnel, but does not anticipate any significant changes to the number of its employees.

In December 1999, the Company agreed to sell 100 prototype units to the Midlothian School in Midlothian, Illinois for approximately $55,000. The Midlothian School is primarily an evaluation site that will allow the Company to evaluate the prototype units under normal use. The Company must replace all 100 units, without any additional compensation, with a newer prototype model for evaluation later this year. In January 2000, the Company delivered 100 prototype units to the Midlothian School and was paid the remaining balance of the purchase price. For financial accounting purposes, the Company recorded $10,000 in miscellaneous income in January 2000 as the sale is of prototype units to an evaluation, and has recorded deferred revenues of approximately $45,000 as it had not yet delivered a newer prototype model to the Midlothian School.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and cash equivalents of $185,048 and current assets of $223,700 and total assets of $368,580. During the three months ended March 31, 2000, the Company raised a net of $849,000 through the issuance of 4,368,560 shares of common stock. In addition, a total of $100,000 in convertible debt was converted into 1,065,340 shares of common stock of the Company at the rate of $.10 per share.

As of March 31, 2000, the Company had current liabilities totaling $1,010,244. A significant portion of these liabilities are attributable to notes payables to related parties and accrued expenses. The Company continues to operate at a deficit and as of March 31, 2000 had an accumulated deficit of ($5,932,271). Shareholder's equity as of March 31, 2000 was negative ($612,921).

For the three months ended March 31, 2000, the Company had negative cash flows from operating activities of ($605,770). This includes expenditures of $170,040 for research and development and $285,364 on payroll, contract labor and general and administrative expenses, of which $8,995 was attributable to depreciation and amortization. During the three months ended March 31, 2000, the Company increased pre-paid expenses by $37,771 and reduced its accounts payable by a total of $118,704. During the same period, the Company deferred payment of certain expenses, which caused its accrued expenses to increase by $18,508.

The Company had no cash flow from investing activities during the three months ended March 31, 2000. During the three months ended March 31, 2000, net proceeds of $849,000 were received from the issuance of common stocks and warrants. The Company also repaid $95,960 of its notes payable. For the three months ended March 31, 2000, the Company had positive cash flows of $753,040 from financing activities.

The Company is still in the development stage and its products are subject to rapid changes in technology. From its inception, the Company has never had any significant sales of its products and had more expenses than income in each year of its operations. Management anticipates that net losses will continue in the foreseeable future. The Company has been able to maintain a positive cash position solely through financing activities. The Company's total current liabilities significantly exceed its total assets. Additional financing will be necessary to complete development of the Company's products and to bring them to market. As a result, the independent auditor has issued a going concern opinion and has expressed substantial doubt regarding the Company's ability to continue as a going concern.

The Company does not believe that it has sufficient funds available to satisfy its current obligations and to fund its operating expenses for the next twelve months. The Company anticipates, but can offer no assurances, that it will begin generating revenues during the end of fourth quarter 2000 or early first quarter 2001. However, such revenues alone will not be sufficient to satisfy its current liabilities and operating expenses for the next twelve months. Management plans to continue to pursue additional financing through the issuance of debt or common stock. It anticipates that this will be accomplished through additional private placements. There are currently no identifiable sources of funding and the Company anticipates seeking the assistance of an investment firm to help secure viable sources of capital. If additional capital is not secured, there is substantial doubt as to whether the Company will be able to continue as a going concern for the next 12 months.

Other than as described above, there are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity of the Company. The primary source of liquidity in the future will be additional financing and sales of its products. Other than $25,000 to capitalize Nikko Multi Media, there are no material commitments for capital expenditures. Other than stated above, there are no known trends, events or uncertainties reasonably expected to have a material impact on the revenues or income from continuing operations of the Company. Any income or loss generated will be from continuing operations and there are no seasonal aspects to the business of the Company.


SUBSEQUENT EVENTS

On May 12, 2000, the Company entered into a strategic partnership agreement with Maxwood Technologies, Ltd. of Hong Kong, China ("Maxwood") and Nikko Co., Ltd. of Tokyo, Japan ("Nikko"). Under the agreement, the Company and Nikko agreed to form a marketing and distribution company, Nikko Multi Media, LLC ("Nikko Multi Media"). The Company and Nikko will each own 50% of Nikko Multi Media. The Company's capital contribution will consist of a $25,000 investment, and a grant to Nikko Multi Media of an exclusive, world-wide right to manufacture, use and sell the Set Top Box. Nikko's contribution will consist of a $25,000 investment, and loans to Nikko Multi Media for operations, the amount of which will be determined pursuant to a budget prepared by Nikko Multi Media and approved by Nikko. The loans will bear interest at 8% per annum, and will be repaid to Nikko from Nikko Multi Media's net profits as agreed by the parties. In addition to the Set Top Box, Nikko Multi Media may also market and distribute various other electronic products and services. Any profits generated by Nikko Multi Media, whether from the sale of the Set Top Box or other products and services will be shared equally between the Company and Nikko.

Under the agreement, the Company will be responsible for ongoing development engineering and research and development of new products. Maxwood will be responsible for high volume production design, engineering and manufacturing. Maxwood, will seek out and recommend qualified third party manufacturers to Nikko Multi Media. Both Maxwood and the Company will monitor production and manufacturing of the Set Top Box. For its services, Nikko Multi Media will pay to both the Company and Maxwood, a fee equal to 5% of the cost of each Set Top Box it sells. The Company is still testing and refining the Set Top Box, and can offer no assurances that it will be able to successfully develop and prepare the Set Top Box for high volume manufacturing. Further, the Company can offer no assurances that it, Nikko, Nikko Multi Media or Maxwood will be able to successfully manufacture the Set Top Box.

The Set Top Box will be sold exclusively by Nikko Multi Media under any brand names it deems appropriate. However, the Company, Nikko and Maxwood may purchase the Set Top Box directly from Nikko Multi Media and resell it under any brand name not used by Nikko Multi Media. This will result in the Company becoming very dependent upon Nikko Multi Media and Maxwood to manufacture and distribute the Set Top Box. The agreement may be terminated by any party with at least 12 months prior notice.


ADDITIONAL RISK FACTORS

In addition to the other information contained herein, and the information contained in the Company's amended Form 10SB/A, the following factors should be considered carefully in evaluating the Company and its business.

Market for our Shares of Common Stock

In January 2000, the Company's common stock was delisted from the OTC Bulletin Board (OTCBB) for failure to satisfy eligibility requirements of the National Association of Securities Dealers. To be eligibility to have its securities quoted on the OTCBB, an issuer must have filed its latest required annual filing and any subsequent quarterly filings with the Securities and Exchange Commission. The NASD has stated that for issuers who file a Form 10 or Form 10SB with the SEC to register under Section 12(g) of the Act, the registration statement must be effective and all SEC comments, if any, must be cleared with the SEC before the issuer's securities can be quoted on the OTCBB. The Company filed a Form 10SB with the SEC on February, 2000. The Form 10SB became effective on April, 2000. On June 28, 2000, the Company responded to SEC comments and filed a Form 10SB/A with the SEC. The SEC has not yet responded to the revised filing. Accordingly, the Company is not yet eligible to have its securities quoted on the OTCBB. There can be no assurance the there Company will be able to receive SEC clearance of all comments in the near future. The Company's common stock has since been traded on the "Pink Sheets."

Volatility of Stock Price

The Company's common stock price has experienced and is likely to experience significant price and volume fluctuation in the future. Such fluctuations could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as the progress of research and development of the Set Top Box, the ability to commence high volume manufacturing, the ability to generate sales, changes in technology, as well as various other factors could cause the price of the Company's common stock to fluctuated significantly.

Future Sales of Shares of Common Stock

The Company has very limited cash or cash equivalents and requires substantial additional capital to pursue its operating objectives and continue as a going concern. Management anticipates that future sales of common stock will be necessary to raise additional capital needed to satisfy its current debt obligations and fund its future operations. Management also anticipates hiring consultants to render services for the development of the Company's business and to pay such consultants through the issuance of additional shares of common stock. Such issuances of additional securities may dilute the value of the Company's common stock and may have an adverse impact on the market price of the stock.


                           PART II: OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

Legal proceedings involving the Company was previously disclosed under the section entitled "Legal Proceedings" in Part II, Item 2 of the Company's amended Form 10SB/A. There were no material developments regarding the Company's legal proceedings during the three months ended March 31, 2000.

ITEM 2: CHANGES IN SECURITIES

Transactions involving the recent sales of unregistered securities for the three months ended March 31, 2000 was previously disclosed under the section entitled "Recent Sales of Unregistered Securities" in Part II, Item 4 of the Company's amended Form 10SB/A, which the Company hereby incorporates by reference.

DIVIDENDS

The Company has never declared a cash dividend on its common stock and does not anticipate declaring any cash dividends in the foreseeable future. Under the Minnesota Business Corporations Act, the Board of Directors cannot declare a cash dividend unless the Company is able to satisfy all of its debts in the ordinary course of business after such dividends are declared.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  SUBMISSION OF MATTERS TO AVOTE OF SECURITIES HOLDERS

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         27.1     Financial Data Schedule

b.       Reports on Form 8-K

         There were no reports filed on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTER-CON/PC, INC.

Date: July 20, 2000           By:   /s/ Michael P. Ferderer
                                   ------------------------
                                   Michael P. Ferderer, Chief Executive Officer,
                                    sole Director and Chief Financial Officer