Form 10QSB
period 2000-06-30
INTER CON PC INC
filed 2000-08-14
CIK 1028536

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000
                                                 -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF

          1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


                        COMMISSION FILE NUMBER: 000-29415
                                                ---------

                               INTER-CON/PC, INC.
             (Exact name of registrant as specified in its charter)


            MINNESOTA                                         41-1853972
            ------------------------------------------------------------
            (State or other jurisdiction            (IRS Employer
             of incorporation or organization)       Identification No.)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,132,610 shares of Common Stock, no par value, outstanding as of August 4, 2000.

                               INTER-CON/PC, INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                  June 30, 2000

                                TABLE OF CONTENTS


Part I - Financial Information                                              Page
                                                                            ----
  Item 1. Financial Statements

    Condensed Balance Sheets at December 31, 1999 and June 30, 2000...........3

    Condensed Statements of Operations for the three months and six months ended June 30, 1999 and June 30, 2000 and for the period of
      June 17, 1996 to June 30, 2000..........................................4

    Condensed Statements of Changes in Stockholder's Equity for the Six
      months ended June 30, 2000 and the years ended December, 31, 1999,
      1998, 1997, and 1996....................................................4

    Condensed Statements of Cash Flows for the six months
      ended June 30, 1999 and June 30, 2000 and for the period of
      June 17, 1996 to June 30, 2000..........................................5

    Notes to Condensed Financial Statements...................................12

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................14

Part II - Other Information

  Item 1. Legal Proceedings...................................................17

  Item 2. Changes in Securities...............................................17

  Item 3. Defaults Upon Senior Securities.....................................18

  Item 4. Submission of Matters to a Vote of Security Holders.................18

  Item 5. Other Information...................................................18

  Item 6. Exhibits and Reports on Form 8-K....................................19

Signature.....................................................................19

Exhibits......................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                   December                June
                                                                   31, 1999              30, 2000
                                                                 ------------          ------------
ASSETS:
    Current assets
          Cash and cash equivalents                              $     37,778          $    486,967
          Accounts Receivable                                               0                     0
          Note receivable, net of allowance $87,645                         0                     0
          Prepaid expenses                                                881                11,771
                                                                 ------------          ------------

          Total current assets                                         38,659               498,738
                                                                 ------------          ------------

    Property and equipment:
          Equipment                                                    81,755                83,883
          Leasehold improvements                                      101,887               101,887
          Less accumulated depreciation                               (51,024)              (68,986)
                                                                 ------------          ------------

                Total property and equipment                          132,618               116,784
                                                                 ------------          ------------

    Other assets, Investments
          Investments                                                  50,000                50,000
                                                                 ------------          ------------
          Total other asset                                            50,000                50,000
                                                                 ------------          ------------

          Total assets                                           $    221,277          $    665,522
                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities:
       Accounts payable:
          Trade                                                  $    393,107          $    249,655
          Related parties                                             281,945               280,975
       Accrued expenses                                               252,702               218,481
       Deferred revenue                                                28,130                45,000
       Notes payable                                                  370,662                35,009
                                                                 ------------          ------------

                Total current liabilities                           1,326,546               829,120
                                                                 ------------          ------------

Stockholders' equity (deficit):
    Common stock, no par, authorized 50,000,000 shares,
       shares outstanding 34,107,610                                4,370,350             6,153,561
    Stock subscription receivable                                           0               (20,000)
    Deficit accumulated during the development stage               (5,475,619)           (6,297,159)
                                                                 ------------          ------------


                                                                   (1,105,269)             (163,598)
                                                                 ------------          ------------
    Total liabilities and stockholders' equity (deficit)         $    221,277          $    665,522
                                                                 ============          ============

                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Six months      Six months     Three months     Three months    June 17, 1996
                                                    ended June      ended June      ended June       ended June    (inception) to
                                                     30, 1999        30, 2000        30, 1999         30, 2000      June 30, 2000
                                                 ---------------------------------------------------------------------------------
Operating expenses:
   Payroll, contract labor, and related costs    $    168,966     $    247,210     $    120,551     $    114,682     $  1,679,711
   Product development                                 60,880          156,531           48,409          (13,509)       1,646,862
   General and administrative                         248,715          401,617          177,428          249,259        2,829,124
                                                 ---------------------------------------------------------------------------------

Operating loss                                       (478,561)        (805,358)        (446,388)        (350,432)      (6,155,697)
                                                 ---------------------------------------------------------------------------------

Other income (expense):
   Interest income                                      4,278            5,584              894            3,626           51,539
   Interest expense                                   (42,664)         (33,011)          (9,488)         (18,459)        (256,996)
   Miscellaneous income                                23,229           11,245           23,229              406           63,995
                                                 ---------------------------------------------------------------------------------

                                                      (15,157)         (16,182)          14,635          (14,427)        (141,462)
                                                 ---------------------------------------------------------------------------------

Net loss                                         $   (493,718)    $   (821,540)    $   (331,753)    $   (364,859)    $ (6,297,159)
                                                 =================================================================================

Basic and diluted loss per share                 $       (.03)    $       (.03)    $       (.02)    $       (.01)    $       (.34)
                                                 =================================================================================

Weighted average number of shares outstanding,
   basic and diluted                               19,541,834       31,837,164       19,547,497       33,009,467       18,291,843
                                                 =================================================================================


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                Common stock               Deficit
                                             no par, authorized          accumulated
                                             50,000,000 shares            during the
                                       -----------------------------     development
                                          Shares           Amount           stage             Total
                                       ------------     ------------     ------------      ------------
Initial sale of common
  stock at $0.007 per share                 300,000     $      2,000                       $      2,000

Common stock issued
  October 31, 1996, at $0.00
  per share in exchange for
  contribution of technology:
     I-Pad(TM)                            5,700,000                0                                  0
     Set Top Box                          6,000,000                0                                  0

Common stock issued in
  exchange for rent
  November 5, 1996, at
  $0.30 per share                           333,335          100,000                            100,000

Fair value of warrants
  issued November 29, 1996,
  to debt holders and place-
  ment agent                                                  50,763                             50,763

Net loss                                                                 $   (216,836)         (216,836)
                                       ------------     ------------     ------------      ------------

Balance, December 31,
  1996                                   12,333,335          152,763         (216,836)          (64,073)

Common stock issued July 22,
  1997, for fair value of services
  at $0.35 per share                         25,000            8,750                              8,750

Fair value of warrants
  issued to debt holders,
  June and July 1997                                           7,323                              7,323

Common stock issued
  August and September
  1997, at $0.38 per share                4,375,000        1,650,387                          1,650,387


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)

                                                    Common stock               Deficit
                                                 no par, authorized          accumulated
                                                 50,000,000 shares            during the
                                           -----------------------------     development
                                              Shares           Amount            stage             Total
                                           ------------     ------------     ------------      ------------
Common stock issued for debt
  conversions:
      September 29, 1997, at $0.35
        per share                               414,265     $    145,000                       $    145,000
      October 27, 1997, at $0.30 per
        share                                 1,666,650          500,000                            500,000

Contribution by SAC Technologies,
  Inc                                                             42,621                             42,621

Net loss                                                                     $ (1,583,775)       (1,583,775)
                                           ------------     ------------     ------------      ------------

Balance, December 31, 1997                   18,814,250        2,506,844       (1,800,611)          706,233

Common stock issued April 15, 1998,
  for fair value of services $0.35 per
  share                                          75,000           26,250                             26,250

Fair value of warrants issued to debt
  holders June, July and September
  1998                                                            29,696                             29,696

Net loss                                                                       (2,015,675)       (2,015,675)
                                           ------------     ------------     ------------      ------------

Balance, December 31, 1998                   18,889,250        2,562,790       (3,816,286)       (1,253,496)

Common stock issued February 10,
  1999, at $0.70 per share                       25,000           17,500                             17,500

Common stock issued for fair value
  of product development costs, June
  1, 1999, at $0.70 per share                    69,085           48,359                             48,359

Common stock issued to acquire
  equipment at historical net book
  value from related party, June
  7, 1999, at $0.052 per share                  250,000           12,892                             12,892


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)

                                                    Common stock            Deficit
                                                 no par, authorized       accumulated
                                                 50,000,000 shares        during the
                                             ------------------------     development
                                               Shares        Amount          stage         Total
                                             ----------    ----------     -----------    ----------
Common stock issued for leasehold
  improvements at fair value, June
  7, 1999, at $0.20 per share                  500,000     $  100,000                    $  100,000

Common stock outstanding of Infopac
  Systems, Inc. recorded in connection
  with merger June 8, 1999                   4,331,600              0                             0

Common stock issued for debt
  conversion,  June 25, 1999, at
  $0.835 per share                             718,830        600,000                       600,000

Common stock issued for debt
  conversion, September 12, 1999,
  at $0.70 per share                           887,500        621,250                       621,250

Common stock issued for consulting,
  September 30, 1999, at $0.76 per
  share                                         22,473         17,255                        17,255

Common stock issued for consulting,
  October 1, 1999, at $0.70 per share           10,057          7,040                         7,040

Common stock issued for rent,
  October 1, 1999, at $0.10 per share          610,000         61,139                        61,139

Common stock issued for product
  development costs, at October 1,
  1999, at $0.56 per share                      10,000          5,625                         5,625

Common stock issued for cash, at
  October 1, 1999, at $0.20 per share          500,000        100,000                       100,000

Common stock issued to related
  party for cash, at December 15, 1999,
  at $0.10 per share                           100,000         10,000                        10,000


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)


                                                    Common stock                                 Deficit
                                                 no par, authorized                            accumulated
                                                 50,000,000 shares              Stock           during the
                                           -----------------------------     subscription      development
                                              Shares           Amount         receivable          stage              Total
                                           ------------     ------------     ------------      ------------      ------------
Common stock issued for consulting,
December 31, 1999, at $.70 per share             48,150     $     33,704                                         $     33,704

Fair value of stock options issued to
consultants, lender and board members                             32,052                                               32,052

Fair value of stock options issued to
the Marketing Advisory Board                                       4,581                                                4,581

Fair value of stock options issued to
the Advisory Board Members                                       101,481                                              101,481

Fair value of stock options issued for
interest during 1999                                               8,142                                                8,142

Conversion feature of convertible debt                            26,540                                               26,540

Net loss                                                                                       $ (1,659,333)       (1,659,333)
                                           ------------     ------------     ------------      ------------      ------------

Balance, December 31, 1999                   26,971,945        4,370,350                0        (5,475,619)       (1,105,269)

Common stock issued for cash,
January 13, 14 and 18, 2000, at $.10
per share                                     1,070,000          107,000                                              107,000

Common stock issued for cash,
January 14, 19 and February 2, 2000,
at $.20 per share                             1,650,000          330,000                                              330,000

Common stock issued for cash,
January 19, 2000, at $.20 per share;
100,000 shares subscribed                     1,010,000          202,000       $  (20,000)                            182,000

Common stock issued for cash,
January 21, and March 3, 2000, at
$.45 per share                                   94,444           42,500                                               42,500


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)

                                                Common stock                               Deficit
                                             no par, authorized                          accumulated
                                              50,000,000 shares            Stock          during the
                                        ----------------------------    subscription     development
                                           Shares          Amount        receivable         stage             Total
                                        ------------    ------------    ------------     ------------     ------------
Common stock issued for
  cash, February 1, 2000,
  at $.34 per share                          294,116    $    100,000                                      $    100,000

Common stock issued for cash,
  February 16, 2000, at $.30
  per share                                  200,000          60,000                                            60,000

Common stock issued
  for debt conversion,
  March 7, 2000, at
  $.10 per share                           1,065,340         100,000                                           100,000
   (Interest converted to
     Common Stock)                                             6,534                                             6,534

Common stock issued for cash,
  March 15, 2000, at $.75 per share           50,000          37,500                                            37,500

Common Stock issued for
  product development costs at
  May 31, 2000 at $.10 per share             101,856          10,186                                            10,186

Common Stock issued for cash,
  May 23, 2000 at $.60 per share           1,250,000         750,000                                           750,000

Common Stock issued for cash,
  April 10, 2000 at $.20 per share            25,000           5,000                                             5,000

Common stock issued for
  debt conversion, June 18, 2000
  at $.10 per share                          324,909          32,491                                            32,491

Net loss                                                                                 $   (821,540)        (821,540)
                                        ------------    ------------    ------------     ------------     ------------
Balance June 30, 2000                     34,107,610    $  6,153,561    $    (20,000)    $ (6,297,159)    $   (163,598)
                                        ============    ============    ============     ============     ============

                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            June 17, 1996
                                                         Six months        Six months      (inception) to
                                                        ended June 30,    ended June 30,      June 30,
                                                            1999               2000             2000
                                                        ------------      ------------      ------------
Cash flows from operating activities:
    Net loss                                            $   (496,720)     $   (821,540)     $ (6,297,159)
    Adjustment to reconcile net loss to net
       cash flows from operating activities:
          Depreciation                                         3,007            17,962            68,985
          Amortization                                            98                             393,231
          Allowance on note receivable                                                            87,645
          Common stock issued for services and rent                             19,211           227,334
          Fair value of options and warrants issued
             to non-employees                                                                    188,876
          Conversion feature of convertible debt                                                  26,540
          Change in assets and liabilities:
              Prepaid expenses                                30,440           (10,890)            3,379
              Other assets                                                                       (23,316)
              Accounts payable:
                 Trade                                      (212,457)         (143,452)          249,655
                 Related parties                                 347              (970)          178,334
              Accrued expenses                                20,855           (34,221)          218,481
              Deferred revenue                                     0            16,870            45,000
                                                        ------------      ------------      ------------

       Net cash used in operating activities                (654,430)         (957,030)       (4,633,015)
                                                        ------------      ------------      ------------

Cash flows from investing activities:
    Expenditures for:
       Property and equipment                                                   (2,128)          (72,877)
       Note receivable                                                                          (100,000)
       Investment                                                                                (50,000)
       Repayment received on note receivable                                                      12,355
                                                        ------------      ------------      ------------

          Net cash used in investing activities                    0            (2,128)         (210,522)
                                                        ------------      ------------      ------------


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     June 17, 1996
                                                   Six months        Six months      (inception) to
                                                 ended June 30,    ended June 30,       June 30,
                                                      1999              2000              2000
                                                  ------------      ------------      ------------
Cash flows from financing activities:
    Proceeds from:
       Notes payable                              $    110,547      $                 $  2,329,852
       Related parties                                                                     102,641
       Issuance of common stock and warrants           763,710         1,614,000         3,393,887
    Repayment of notes payable                         (17,500)         (205,653)         (298,593)
    Debt placement costs                                                                  (197,283)
                                                  ------------      ------------      ------------

    Net cash provided by financing activities          856,757         1,408,347         5,330,504
                                                  ------------      ------------      ------------

Net increase in cash and cash
  equivalents                                     $     80,441      $    449,189      $    486,967

Cash and cash equivalents:
           Beginning                              $      2,758      $     37,778
                                                  ------------      ------------      ------------

            Ending                                $     83,199      $    486,967      $    486,967
                                                  ============      ============      ============


Cash paid for interest                            $     25,524      $     39,293      $    159,378
                                                  ============      ============      ============

Supplemental disclosure of non-cash investing
  and financing activities:
    Fair value of warrants and options issued                                         $    244,461
                                                                                      ============

    Common stock issued:
       For services                                                 $     19,211      $    166,194
                                                                    ============      ============

       For rent                                                                       $    161,139
                                                                                      ============

       For debt conversion                                          $    130,000      $  1,996,250
                                                                    ============      ============

       For property and equipment                 $     85,000                        $    112,892
                                                  ============                        ============

    Contribution by SAC Technologies, Inc.                                            $     42,621
                                                                                      ============


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2000


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION:

The Company was incorporated in Minnesota in 1996 under the name Infopac Systems, Inc. and has been a development stage company since inception. On June 8, 1999, Infopac Systems, Inc. acquired all of the outstanding common stock of Inter-Con/PC, Inc. through a statutory merger of Inter-Con/PC, Inc. into Infopac Systems, Inc. Immediately after the merger, Infopac Systems, Inc. changed its name to Inter-Con/PC, Inc. For accounting purposes, the acquisition has been treated as an acquisition by Inter-Con/PC, Inc. of Infopac Systems, Inc. and as a recapitalization of Inter-Con/PC, Inc. The historical financial statements prior to June 8, 1999, are those of Inter-Con/PC, Inc. All share and per share information has been restated to reflect this transaction.

The Company was formed as a technology-development corporation whose mission is to develop, manufacture, and market a set-top-box computer that would facilitate the convergence of voice, video, data and other technologies and all through a television screen. To address the challenges of ever-evolving technologies, the Company built its convergent set-top-box in the foundation of a full-function personal computer. This platform is augmented by proprietary technologies designed to allow the set-top-box to serve as the control center for a myriad of evolving home and business applications. The Company's products will be targeted towards and positioned within the consumer electronics and telecommunications industries. The Company is continuing to develop its set-top-box products, and has manufactured a small number of prototype units in preparation for entering into high volume manufacturing. The Company has begun marketing two prototype set-top-box products; the TOTEBOOK(TM) 6000 which features a high speed processor, hard drive, and DVD drive that functions as an interactive, multi-media home entertainment center, and the internet access only TOTEBOOK(TM) 1000.

INTERIM FINANCIAL STATEMENTS:

The condensed financial statements of the Company for the three- and six-month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2000 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10SB/A filed with the Securities and Exchange Commission.

The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected in a full year.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2000


2. DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is in the development stage with no sales of its products and its products are subject to rapid changes in technology. In January 2000, the Company sold 100 prototype models that are to be replaced once the units have been updated and the Company is ready for commencement of its principal operations. There is no assurance that the Company will be able to generate significant sales of its products. Additionally, the Company has a deficit accumulated during the development stage of $6,297,159 as of June 30, 2000. Management anticipates net losses will continue for the foreseeable future. Additional financing will be required to complete development and enhancement of the Company's products and bring them to market.

On May 12, 2000, the Company entered into a Joint-Venture Strategic Partnership Agreement with NIKKO Co. Ltd of Toyko, Japan ("Nikko") and Maxwood Technology Ltd. of Hong Kong, China ("Maxwood"). Under the terms of the agreement, the parties plan to collaborate in the production, sales, and distribution of several of the Company's proprietary set-top-box product designs. As part of the Agreement, the Company and Nikko will form and equally own another joint-venture company named NIKKO Multi Media,LLC, ("Nikko Multi Media") in order to globally market the Company's set-top-box products. This entity will be capitalized by Nikko and the Company contributing $25,000 each; additional funding will be obtained by Nikko providing loans at 8% interest to the Joint Venture.

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

On May 23, 2000, the Company raised $750,000 through the sale of 1,250,000 shares of common stock to affiliates of Nikko and Maxwood. The Company believes that the capital infusion will help cover operating expenses until it realizes revenue from its Joint-Venture Strategic Partnership Agreement with Nikko and Maxwood. At the same, time the Company plans to pursue additional financing. The Company anticipates generating revenue from its Partnership Agreement during the end of the fourth quarter of 2000 or the first quarter of 2001.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2000


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

3. CONTINGENCIES:

The Company is involved in two disputes with vendors that could result in additional liability to the Company as follows:

   The Company has a dispute that involves failure to pay for services rendered. The vendor alleges the Company has been billed for work completed for over $250,000. The Company has recorded approximately $108,000 in accounts payable that had been invoiced to it. The Company has countered with a claim for breach of contract, fraud and negligence. Management expects that this dispute will be settled on favorable terms and has not recorded any additional liability in the financial statements for this contingency.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's plan of operations, liquidity and capital resources. This analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis and Plan of Operations contained in the Company's amended registration statement filed with the Securities and Exchange Commission on Form 10SB/A.


OVERVIEW

Inter-Con/PC, Inc. (the "Company") is a development stage company engaged in the design, development and marketing of a personal computer device that uses a television monitor and wireless keyboard rather than a traditional personal computer monitor and keyboard. From June 17, 1996 (inception) to June 30, 2000, the Company's activities have primarily been related to attracting employees, raising capital and research and development of a product it calls the TOTEBOOK (the "Set Top Box"). The Company has only developed prototype products, and to date, has sold an insignificant number of these prototype units. The Company also anticipates developing and marketing complementary and peripheral products in conjunction with the Set Top Box. The Company has developed two prototype versions of the Set Top Box, the 6000 model which contains a high speed processor, hard drive and a CD/DVD drive, and the 1000 model which is an internet access only unit equipped with a slower processor and no drives.

JOINT-VENTURE STRATEGIC PARTNERSHIP

On May 12, 2000, the Company entered into a strategic partnership agreement with Maxwood Technologies, Ltd. of Hong Kong, China ("Maxwood") and Nikko Co., Ltd. of Tokyo, Japan ("Nikko"). Under the agreement, the Company and Nikko agreed to form Nikko Multi Media, LLC ("Nikko Multi Media"), a marketing and distribution company. The Company and Nikko will each own 50% of Nikko Multi Media. The Company's capital contribution will consist of a $25,000 investment, and a grant to Nikko Multi Media of an exclusive, world-wide right to manufacture, use and sell the Set Top Box. Nikko's contribution will consist of a $25,000 investment, and loans to Nikko Multi Media for operations, the amount of which will be determined pursuant to a budget prepared by Nikko Multi Media and approved by Nikko. The loans will bear interest at 8% per annum, and will be repaid to Nikko from Nikko Multi Media's net profits as agreed by the parties. In addition to the Set Top Box, Nikko Multi Media may also market and distribute various other electronic products and services. Any profits generated by Nikko Multi Media, whether from the sale of the Set Top Box or other products and services will be shared equally between the Company and Nikko.

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

       Research & Development                                        $  200,000

       Legal and Accounting Fees                                     $  118,000

       Repayment of current liabilities, interest and obligations    $  312,000

       Trade Shows                                                   $   35,000

       Payroll                                                       $  516,000

       Monthly Operating Expense (rent, utilities, etc.)             $  120,000

       Consulting Fees                                               $   50,000

       Capital contribution to NIKKO Multi Media                     $   25,000

       Travel                                                        $  100,000

       Miscellaneous Expenses                                        $   78,000
                                                                     ----------

Total                                                                $1,554,000

For the six months ended June 30, 2000, approximately $156,531 was spent on research and development. However, additional financing will be required to complete development and enhancement of the Set Top Box and to bring it to market. For the next 12 months, the Company anticipates spending approximately $200,000 on research and development of the Set Top Box, but the Company can offer no assurances that this amount will be sufficient to bring its products to market. The Company has commenced pre-production engineering and anticipates, but offers no assurances, that the Set Top Box will be ready for high volume manufacturing later this year. The Company hopes, but offers no assurances, that it will begin generating revenues from the sale of the Set Top Boxes near the end of fourth quarter 2000 or the beginning of first quarter 2001.

The Company does not anticipate any significant sales or purchases of plant or equipment that may materially impact its financial condition. The Company may hire additional personnel, but does not anticipate any significant changes to the number of its employees.

In December 1999, the Company agreed to sell 100 prototype units to the Midlothian School in Midlothian, Illinois for approximately $55,000. The Midlothian School is primarily an evaluation site that will allow the Company to evaluate the prototype units under normal use. The Company must replace all 100 units, without any additional compensation, with a newer prototype model for evaluation later this year. In January 2000, the Company delivered 100 prototype units to the Midlothian School and was paid the remaining balance of the purchase price. For financial accounting purposes, the Company recorded $10,000 in miscellaneous income in January 2000 because the sale is of prototype units to an evaluation site, and has recorded deferred revenues of approximately $45,000 since it had not yet delivered a newer prototype model to the Midlothian School. The company estimates that it will cost approximately $450 per unit to upgrade the 100 units delivered to the Midlothian School and recorded 45,000 in deferred revenues to reflect such costs.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash and cash equivalents of $486,967 and current assets of $498,738 and total assets of $665,522. During the six months ended June 30, 2000, the Company raised a net of $1,614,000 through the issuance of 5,643,560 shares of common stock. In addition, a total of $130,000 in convertible debt, along with accrued interest of $9,025 was converted into 1,390,249 shares of common stock of the Company at the rate of $.10 per share.

As of June 30, 2000, the Company had current liabilities of $829,120. A significant portion of these liabilities are attributable to notes payables to related parties and accrued expenses. On May 31, 2000, the Company paid $10,186 of its current liabilities by issuing 101,856 shares of common stock to the vendor. The Company continues to operate at a deficit and as of June 30, 2000, had an accumulated deficit of ($6,297,159). Shareholder's equity as of June 30, 2000 was negative ($163,598).

For the six months ended June 30, 2000, the Company had negative cash flows from operating activities of ($957,030). This includes expenditures of $156,531 for research and development and $648,827 on payroll, contract labor and general and administrative expenses, of which $17,962 was attributable to depreciation and amortization. During the six months ended June 30, 2000, the Company increased pre-paid expenses by $10,890 and reduced its accounts payable and accrued expenses by a total of $178,643, of which $19,211 was paid through the issuance of common stock.

The Company's cash flow from investing activities during the six months ended June 30, 2000 consists only of purchases of property and equipment in the amount of $2,128. During the same period, net proceeds of $1,614,000 were received from the issuance of the Company's common stock and warrants. The Company also repaid $205,653 of its notes payable. For the six months ended June 30, 2000, the Company had positive cash flows of $1,408,347 from financing activities.

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

Other than as described above, there are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity of the Company. The primary source of liquidity in the future will be additional financing and sales of its products. Other than $25,000 to capitalize Nikko Multi Media, there are no material commitments for capital expenditures. Other than as stated above, there are no known trends, events or uncertainties reasonably expected to have a material impact on the revenues or income from continuing operations of the Company. Any income or loss generated will be from continuing operations and there are no seasonal aspects to the business of the Company.

SUBSEQUENT EVENTS

On August 11, 2000, the Company adopted the Inter-Con/PC, Inc. 2000 Non-employee Directors and Consultants Stock Option Plan (the "Plan"). The purpose of the Plan is to retain and attract qualified consultants who contribute to the development of the Set Top Box and the Company's success by enabling such individuals to participate in the long-term success and growth of the Company by giving them a proprietary interest in the Company.


ADDITIONAL RISK FACTORS

In addition to the other information contained herein, and the information contained in the Company's Form 10SB filed with the Securities and Exchange Commission on February 10, 2000, as amended by Form 10SB/A filed on June 28, 2000, the following factors should be carefully considered in evaluating the Company and its business.

Market for our Shares of Common Stock

In January 2000, the Company's common stock was delisted from the OTC Bulletin Board (OTCBB) for failure to satisfy eligibility requirements of the National Association of Securities Dealers. To be eligibility to have its securities quoted on the OTCBB, an issuer must have filed its latest required annual filing and any subsequent quarterly filings with the Securities and Exchange Commission. The NASD has stated that for issuers who file a Form 10 or Form 10SB with the SEC to register under Section 12(g) of the Act, the registration statement must be effective and all SEC comments, if any, must be cleared with the SEC before the issuer's securities can be quoted on the OTCBB. The Company filed a Form 10SB with the SEC on February 10, 2000. The Form 10SB became effective in April 2000. On June 28, 2000, the Company responded to SEC comments and filed a Form 10SB/A with the SEC. The Company received comments to Form 10SB/A from the SEC on the afternoon of August 14, 2000. The Company is quickly working to respond to these comments as soon as possible. Accordingly, the Company is not yet eligible to have its securities quoted on the OTCBB. There can be no assurance the Company will be able to receive SEC clearance of all comments in the near future. The Company's common stock has since been traded on the "Pink Sheets."

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


                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Legal proceedings involving the Company were previously disclosed under the section entitled "Legal Proceedings" in Part II, Item 2 of the Company's amended Form 10SB/A. There were no material developments regarding the Company's legal proceedings.

ITEM 2: CHANGES IN SECURITIES

On April 10, 2000, the Company issued 25,000 shares of common stock, at $.20 per share, to an investor in exchange for a $5,000 investment. On the same day, pursuant to its stock option plan, the Company granted an employee options to purchase 3,640 shares of common stock at an exercise price of $.87.

On May 23, 2000, in conjunction with the Joint-Venture Strategic Partnership Agreement, the Company received an additional investments of $375,000 each from the Chairman of the Board of Dircects of Nikko and the President of Maxwood. The Company issued a total of 1,250,000 shares of common stock at $.60 per share, to Mr. Yamashita and Mr. Ichioka for their investments.

On May 31, 2000, the Company issued to a vendor, at $.20 per share, 101,856 shares of common stock as payment of an accrued liability. The transaction was valued at $10,186.

On June 18, 2000, the Company issued 324,909 shares of common stock, at $.10 per share, to a principal shareholder for conversion of a $30,000 note payable plus accrued interest of $2,491.

The Company believes that all of the above transactions were either transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933 or transactions with existing securities holders pursuant to section 3(a)(9) of the Securities Act of 1933.


DIVIDENDS

The Company has never declared a cash dividend on its common stock and does not anticipate declaring any cash dividends in the foreseeable future. Under the Minnesota Business Corporations Act, the Board of Directors cannot declare a cash dividend unless the Company is able to satisfy all of its debts in the ordinary course of business after such dividends are declared.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         27.1     Financial Data Schedule

b.       Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTER-CON/PC, INC.

Date: August 14, 2000          By: /s/ Michael P. Ferderer
                                   ---------------------------------------------
                                   Michael P. Ferderer, Chief Executive Officer, sole Director and Chief Financial Officer