Form 10QSB/A
period 2000-03-31
INTER CON PC INC
filed 2000-09-12
CIK 1028536

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-QSB/A
                         AMENDMENT NO. 1 TO FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2000
                                                 --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF

        1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 000-29415
                                                ---------

                               INTER-CON/PC, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


   MINNESOTA                                                       41-1853972
   --------------------------------------------------------------------------
   (State or other jurisdiction                           (IRS Employer
    of incorporation or organization)                      Identification No.)


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


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,132,610 shares of Common Stock, no par value, outstanding as of September 8, 2000.

                               INTER-CON/PC, INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                 March 31, 2000

                                TABLE OF CONTENTS

Part I - Financial Information                                                    Page
                                                                                  ----
     Item 1. Financial Statements

         Condensed Balance Sheets at December 31, 1999 and March 31, 2000........... 3

         Condensed Statements of Operations for the three months
           ended March 31, 1999 and March 31, 2000 and for the period of
           June 17, 1996 to March 31, 2000.......................................... 4

         Condensed Statements of Changes in Stockholder's Equity for the three months ended March 31, 2000 and the years ended December, 31, 1999,
           1998, 1997, and 1996..................................................... 4

         Condensed Statements of Cash Flows for the three months
           ended March 31, 1999 and March 31, 2000.................................. 5

         Notes to Condensed Financial Statements.................................... 12

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.................................................. 14

Part II - Other Information

     Item 1. Legal Proceedings...................................................... 18

     Item 2. Changes in Securities.................................................. 18

     Item 3. Defaults Upon Senior Securities........................................ 18

     Item 4. Submission of Matters to a Vote of Security Holders.................... 18

     Item 5. Other Information...................................................... 18

     Item 6. Exhibits and Reports on Form 8-K....................................... 19

Signature........................................................................... 20

Exhibits............................................................................ 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                   December               March
                                                                   31, 1999              31, 2000
                                                                 ------------          ------------

ASSETS:
    Current assets
          Cash and cash equivalents                              $     37,778          $    185,048
          Accounts Receivable                                               0                     0
          Prepaid expenses                                                881                38,652
                                                                 ------------          ------------


          Total current assets                                         38,659               223,700
                                                                 ------------          ------------

    Property and equipment:
          Equipment                                                    81,755                81,755
          Leasehold improvements                                      101,887               101,887
          Less accumulated depreciation                               (51,024)              (60,019)
                                                                 ------------          ------------

                Total property and equipment                          132,618               123,623
                                                                 ------------          ------------

    Other asset
          Investments                                                  50,000                50,000
                                                                 ------------          ------------
          Total other asset                                            50,000                50,000

          Total assets                                           $    221,277          $    397,323
                                                                 ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities:
       Accounts payable:
          Trade                                                  $    393,107          $    273,395
          Related parties                                             281,945               282,953
          Accrued expenses                                            252,702               234,194
          Deferred revenue                                             28,130                45,000
          Notes payable                                               370,662               174,702
                                                                 ------------          ------------


                Total current liabilities                           1,326,546             1,010,244
                                                                 ------------          ------------


Stockholders' equity (deficit):
    Common stock, no par, authorized 50,000,000 shares,
       shares outstanding 32,405,845                                4,370,350             5,349,350
    Deficit accumulated during the development stage               (5,475,619)           (5,932,271)
    Stock subscription receivable                                           0               (30,000)
                                                                 ------------          ------------


                                                                   (1,105,269)             (612,921)
                                                                 ------------          ------------
    Total liabilities and stockholders' equity (deficit)         $    221,277          $    397,323
                                                                 ============          ============


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three             Three          June 17, 1996
                                                   months ended      months ended     (inception) to
                                                     March 31,         March 31,         March 31
                                                       1999              2000              2000
                                                   ------------      ------------     --------------
Operating expenses:
    Payroll, contract labor, and related costs     $     61,691      $    132,528      $  1,565,029
    Product development                                  12,471           170,040         1,660,371
    General and administrative                           58,012           152,836         2,580,343
                                                   ------------      ------------      ------------

Operating loss                                          132,174           455,404         5,805,743
                                                   ------------      ------------      ------------

Other income (expense):
    Interest income                                       3,883             2,365            48,320
    Interest expense                                    (32,175)          (14,452)         (238,437)
          Miscellaneous income                                0            10,839            63,589
                                                   ------------      ------------      ------------

                                                         29,292            (1,248)         (126,528)
                                                   ------------      ------------      ------------

Net loss                                           $   (161,965)     $   (456,652)     $  5,932,271)
                                                   ============      ============      ============


Basic and diluted loss per share                   $       (.01)     $       (.01)     $       (.34)
                                                   ============      ============      ============

Weighted average number of shares
    outstanding, basic and diluted                   18,902,861        30,597,258        17,322,318
                                                   ============      ============      ============


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                              Common stock              Deficit
                                           no par, authorized         accumulated
                                            50,000,000 shares          during the
                                      ----------------------------    development
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


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)

                                                  Common stock              Deficit
                                               no par, authorized         accumulated
                                               50,000,000 shares           during the
                                          ----------------------------    development
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


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)

                                                  Common stock             Deficit
                                               no par, authorized        accumulated
                                                50,000,000 shares         during the
                                          ----------------------------   development
                                             Shares          Amount         stage           Total
                                          ------------    ------------   ------------   ------------
Common stock issued for leasehold
  improvements at fair value, June
  7, 1999, at $0.20 per share                  500,000    $   100,000                   $   100,000

Common stock outstanding of Infopac
  Systems, Inc. recorded in connection
  with merger June 8, 1999                   4,331,600              0                             0

Common stock issued for debt
  conversion, June 25, 1999, at
  $0.835 per share                             718,830        600,000                       600,000

Common stock issued for debt
  conversion, September 12, 1999,
  at $0.70 per share                           887,500        621,250                       621,250

Common stock issued for consulting,
  September 30, 1999, at $0.76 per
  share                                         22,473         17,255                        17,255

Common stock issued for consulting,
  October 1, 1999, at $0.70 per share           10,057          7,040                         7,040

Common stock issued for rent,
  October 1, 1999, at $0.10 per share          610,000         61,139                        61,139

Common stock issued for product
  development costs, at October 1,
  1999, at $0.56 per share                      10,000          5,625                         5,625

Common stock issued for cash, at
  October 1, 1999, at $0.20 per share          500,000        100,000                       100,000

Common stock issued to related
  party for cash, at December 15, 1999,
  at $0.10 per share                           100,000         10,000                        10,000


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)

                                                   Common stock              Deficit
                                                no par, authorized         accumulated
                                                 50,000,000 shares          during the
                                          ----------------------------     development
                                             Shares          Amount           stage            Total
                                          ------------    ------------    ------------     ------------
Common stock issued for consulting,
  December 31, 1999, at $.70 per share          48,150    $     33,704                     $     33,704

Fair value of stock options issued
  to consultants, lender and board
  members                                                       32,052                           32,052

Fair value of stock options issued
  to the Marketing Advisory Board                                4,581                            4,581

Fair value of stock options issued
   to Advisory Board Members                                   101,481                          101,481

Fair value of warrants issued for
  interest during 1999                                           8,142                            8,142

Conversion feature of convertible
  debt                                                          26,540                           26,540

Net loss                                                                  $ (1,659,333)      (1,659,333)
                                          ------------    ------------    ------------     ------------

Balance, December 31, 1999                  26,971,945       4,370,350      (5,475,619)      (1,105,269)

Common stock issued for cash,
  January 13,14 and 18, 2000,
  at $.10 per share                          1,070,000         107,000                          107,000




                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)

                                           Common stock                             Deficit
                                        no par, authorized                        accumulated
                                         50,000,000 shares           Stock         during the
                                    --------------------------    subscription    development
                                       Shares         Amount       receivable        stage           Total
                                    -----------    -----------    -----------     -----------     -----------

Common stock issued for cash,
  January 14, 19 and February 2,
  2000, at $.20 per shares;
  50,000 shares subscribed            1,650,330    $   330,000    $   (10,000)                    $   320,000

Common stock issued for
  cash, January 19, 2000,
  at $.20 per share;
  100,000 shares subscribed           1,010,000        202,000        (20,000)                        182,000

Common stock issued for
  cash, January 21, and
  March 3, 2000 at $.45
  per share                              94,444         42,500                                         42,500


Common stock issued for
  cash, February 1, 2000,
  at $.34 per share                     294,116        100,000                                        100,000

Common stock issued
  for cash, February
  16, 2000, at $.30 per share           200,000         60,000                                         60,000

Common stock issued
  for debt conversion,
  March 7, 2000,
  at $.094 per share                  1,065,340        100,000                                        100,000

Common stock issued
  for cash, March 15,
  2000, at $.75 per share                50,000         37,500                                         37,500



Net loss                                                                          $  (456,652)       (456,652)
                                    -----------    -----------    -----------     -----------     -----------


Balance March 31, 2000               32,405,845    $ 5,349,350    $   (30,000)    $(5,932,271)    $  (612,921)
                                    ===========    ===========    ===========     ===========     ===========



                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three months     Three months    June 17, 1996
                                                        ended March      ended March    (inception) to
                                                         31, 1999         31, 2000      March 31, 2000
                                                       ------------     ------------    --------------
Cash flows from operating activities:
    Net loss                                           $   (161,965)    $   (456,652)    $ (5,932,271)
    Adjustment to reconcile net loss to net
       cash flows from operating activities:
          Depreciation                                        3,007            8,995           60,018
          Amortization                                           98                           393,231
          Allowance on note receivable                                                         87,645
          Common stock issued for services and rent                                           208,123
          Fair value of options and warrants issued
             to non-employees                                                                 188,876
          Conversion feature of convertible debt                                               26,540
          Change in assets and liabilities:
              Prepaid expenses                               14,790          (37,771)         (23,502)
              Other assets                                                                    (23,316)
              Accounts payable:
                 Trade                                      (71,917)        (119,712)         273,395
                 Related parties                              2,500            1,008          180,312
              Accrued expenses                               24,854          (18,508)         234,194
              Deferred revenue                                    0           16,870           45,000
                                                       ------------     ------------     ------------

       Net cash used in operating activities           $   (188,633)    $   (605,770)    $  4,281,755)
                                                       ------------     ------------     ------------

Cash flows from investing activities:
    Expenditures for:
       Property and equipment                                                            $    (70,749)
       Note receivable                                                                       (100,000)
       Investment                                                                             (50,000)
          Repayment received on note receivable                                                12,355
                                                       ------------     ------------     ------------

          Net cash used in investing activities        $          0     $          0     $   (208,394)
                                                       ------------     ------------     ------------


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  June 17, 1996
                                                 Three months     Three months    (inception) to
                                                  ended March      ended March       March 31,
                                                   31, 1999         31, 2000           2000
                                                 ------------     ------------    --------------
Cash flows from financing activities:
    Proceeds from:
       Notes payable                             $    150,000     $                $  2,329,852
       Related parties                                                                  102,641
       Issuance of common stock and warrants          117,500          849,000        2,628,887
    Repayment on notes payable                         (9,820)         (95,960)        (188,900)
    Debt placement costs                                                               (197,283)
                                                 ------------     ------------     ------------

    Net cash provided by financing activities    $    257,680     $    753,040     $  4,675,197
                                                 ------------     ------------     ------------
Net increase in cash and cash
  equivalents                                    $     (2,140)    $    147,270     $    185,048

Cash and cash equivalents:
         Beginning                               $      2,758     $     37,778
                                                 ------------     ------------     ------------

       Ending                                    $        618     $    185,048     $    185,048
                                                 ============     ============     ============

Cash paid for interest                           $     13,815     $      7,803     $    127,888
                                                 ============     ============     ============
Supplemental disclosure of non-cash investing
  and financing activities:
    Fair value of warrants and options issued                                      $    244,461
                                                                                   ============

    Common stock issued:
       For services                                                                $    146,983
                                                                                   ============

       For rent                                                                    $    161,139
                                                                                   ============

       For debt conversion                                        $    100,000     $  1,966,250
                                                                  ============     ============

       For property and equipment                                                  $    112,892
                                                                                   ============

    Contribution by SAC Technologies, Inc.                                         $     42,621
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

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2000

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION:


The Company, was incorporated in Minnesota in 1996 under the name Infopac Systems, Inc. and has been a development stage company since inception. On June 8, 1999, Infopac Systems, Inc. acquired all outstanding common stock of Inter-Con/PC, Inc through a statutory merger of Inter-Con/PC, Inc. into Infopac Systems, Inc. Immediately after the merger, Infopac Systems, Inc. changed its name to Inter-Con/PC, Inc. For accounting purposes, the acquisition has been treated as an acquisition by Inter-Con/PC, Inc. of Infopac Systems, Inc. and as a recapitalization of Inter-Con/PC, Inc. The historical financial statements prior to June 8, 1999, are those of Inter-Con/PC, Inc. All share and per share information have been restated for this transaction.


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

In December 1999, the Company agreed to sell 100 prototype units to the Midlothian School in Midlothian, Illinois for approximately $55,000. The Midlothian School is primarily an evaluation site that will allow the Company to evaluate the prototype units under normal use. The Company must replace all 100 units, without any additional compensation, with a newer prototype model for evaluation later this year. In January 2000, the Company delivered 100 prototype units to the Midlothian School and was paid the remaining balance of the purchase price. For financial accounting purposes, the Company recorded $10,000 in miscellaneous income in January 2000 as the sale was of prototype units to an evaluation site, and recorded deferred revenues of approximately $45,000 because it had not yet delivered a newer prototype model to the Midlothian School. The Company estimates that it will cost approximately $450 per unit to upgrade the 100 units delivered to the Midlothian School and recorded $45,000 in deferred revenues to reflect such costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and cash equivalents of $185,048 and current assets of $223,700 and total assets of $397,323. During the three months ended March 31, 2000, the Company raised a net of $849,000 through the issuance of 4,368,560 shares of common stock. In addition, a total of $100,000 in convertible debt, along with $6,534 of accrued interest, was converted into 1,065,340 shares of common stock of the Company at the rate of $.10 per share.

As of March 31, 2000, the Company had current liabilities totaling $1,010,244. A significant portion of these liabilities are attributable to notes payable to related parties and accrued expenses. The Company continues to operate at a deficit and as of March 31, 2000 had an accumulated deficit of ($5,932,271). Shareholder's equity as of March 31, 2000 was negative ($612,921).

For the three months ended March 31, 2000, the Company had negative cash flows from operating activities of ($605,770). This includes expenditures of $170,040 for research and development and $285,364 on payroll, contract labor and general and administrative expenses, of which $8,995 was attributable to depreciation and amortization. During the three months ended March 31, 2000, the Company increased pre-paid expenses by $37,771 and reduced its accounts payable and accrued expenses by a total of $137,212.


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

                               INTER-CON/PC, INC.

Date: September 8, 2000        By: /s/ Michael P. Ferderer
                                   ---------------------------------------------
                                   Michael P. Ferderer, Chief Executive Officer,
                                    sole Director and Chief Financial Officer