Form 10QSB
period 2000-09-30
INTER CON PC INC
filed 2000-11-15
CIK 1028536

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED September 30, 2000
                                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

                1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                COMMISSION FILE NUMBER: 000-29415
                                        ---------

                               INTER-CON/PC, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


            MINNESOTA                                       41-1853972
            ----------------------------------------------------------
            (State or other jurisdiction            (IRS Employer
             of incorporation or organization)       Identification No.)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,149,276 shares of Common Stock, no par value, outstanding as of November 10, 2000.

                               INTER-CON/PC, INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                               September 30, 2000

                                TABLE OF CONTENTS


Part I - Financial Information                                              Page
                                                                            ----
  Item 1. Financial Statements

    Condensed Balance Sheets at December 31, 1999 and September 30, 2000......3

    Condensed Statements of Operations for the three and nine months ended September 30, 1999 and September 30, 2000 and for the period of June 17, 1996 to September 30, 2000..................................4

    Condensed Statements of Changes in Stockholder's Equity for the nine months ended September 30, 2000 and the years ended December, 31,
      1999, 1998, 1997, and 1996..............................................5

    Condensed Statements of Cash Flows for the three and nine months ended September 30, 1999 and September 30, 2000 and for the period of June 17, 1996 to September 30, 2000..................................11

    Notes to Condensed Financial Statements...................................13

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................15

Part II - Other Information

  Item 1. Legal Proceedings...................................................18

  Item 2. Changes in Securities...............................................19

  Item 3. Defaults Upon Senior Securities.....................................19

  Item 4. Submission of Matters to a Vote of Security Holders.................19

  Item 5. Other Information...................................................19

  Item 6. Exhibits and Reports on Form 8-K....................................19

Signature.....................................................................20

Exhibits......................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                              December        September
                                                              31, 1999         30, 2000
                                                            ------------     ------------
ASSETS:
    Current assets
          Cash and cash equivalents                         $     37,778     $    171,752
          Inventory                                                    0           14,274
          Prepaid expenses                                           881           10,653
                                                            ------------     ------------

          Total current assets                                    38,659          196,679
                                                            ------------     ------------

    Property and equipment:
          Equipment                                               81,755           85,298
          Leasehold improvements                                 101,887          101,887
          Less accumulated depreciation                          (51,024)         (77,967)
                                                            ------------     ------------

                Total property and equipment                     132,618          109,218
                                                            ------------     ------------

    Other assets
          Investments                                             50,000           50,000
                                                            ------------     ------------
          Total other assets                                      50,000           50,000
                                                            ------------     ------------

          Total assets                                      $    221,277     $    355,897
                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities:
       Accounts payable:
          Trade                                             $    393,107     $    250,620
          Related parties                                        281,945          275,327
          Accrued expenses                                       252,702          215,550
          Deferred revenue                                        28,130           55,000
          Notes payable                                          370,662                0
                                                            ------------     ------------

                Total current liabilities                      1,326,546          796,497
                                                            ------------     ------------

Stockholders' equity (deficit):
    Common stock, no par, authorized 50,000,000 shares,
       shares outstanding 34,149,276                           4,370,350        6,168,561
    Deficit accumulated during the development stage          (5,475,619)      (6,609,161)
                                                            ------------     ------------

                                                              (1,105,269)        (440,600)
                                                            ------------     ------------
    Total liabilities and stockholders' equity (deficit)    $    221,277     $    355,897
                                                            ============     ============

                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Nine months      Nine months      Three months     Three months     June 17, 1996
                                                   ended Sept       ended Sept          ended         ended Sept     (inception) to
                                                    30, 1999         30, 2000       Sept 30, 1999      30, 2000       Sept 30, 2000
                                                 ----------------------------------------------------------------------------------
Operating expenses:
   Payroll, contract labor, and related costs     $    306,102     $    385,260     $    147,763     $    138,050     $  1,817,761
   Product development                                 102,703          170,502           41,824           13,971        1,660,833
   General and administrative                          541,395          551,023          282,052          149,406        2,978,530
                                                 ----------------------------------------------------------------------------------

Operating loss                                        (950,200)      (1,106,785)        (471,639)        (301,427)      (6,457,124)
                                                 ----------------------------------------------------------------------------------

Other income (expense):
   Interest income                                       6,365            8,932              354            3,348           54,887
   Interest expense                                   (133,215)         (37,760)         (90,551)          (4,749)        (261,745)
   Miscellaneous income                                 23,068            2,071            4,575              826           54,821
                                                 ----------------------------------------------------------------------------------

                                                      (103,782)         (26,757)         (85,622)            (575)        (152,037)
                                                 ----------------------------------------------------------------------------------

Net loss                                          $ (1,053,981)    $ (1,133,542)    $   (557,261)    $   (302,002)    $ (6,609,161)
                                                 ==================================================================================

Basic and diluted loss per share                  $       (.05)    $       (.03)    $       (.02)    $       (.01)    $       (.13)
                                                 ==================================================================================

Weighted average number of shares outstanding,
   basic and diluted                                32,600,461       37,924,535       24,388,297       34,114,338       13,052,671
                                                 ==================================================================================

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

                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)

                                                  Common stock                               Deficit
                                               no par, authorized                          accumulated
                                               50,000,000 shares             Stock          during the
                                          ----------------------------    subscription     development
                                             Shares          Amount        receivable         stage             Total
                                          ------------    ------------    ------------     ------------     ------------
Common stock issued for consulting,
  December 31, 1999, at $.70 per share          48,150    $     33,704                                      $     33,704

Fair value of stock options issued to
  consultants, lender and board members                         32,052                                            32,052

Fair value of stock options issued to
  the Marketing Advisory Board                                   4,581                                             4,581

Fair value of stock options issued to
  the Advisory Board Members                                   101,481                                           101,481

Fair value of stock options issued for
  interest during 1999                                           8,142                                             8,142

Conversion feature of convertible debt                          26,540                                            26,540

Net loss                                                                                   $ (1,659,333)      (1,659,333)
                                          ------------    ------------    ------------     ------------     ------------

Balance, December 31, 1999                  26,971,945       4,370,350               0       (5,475,619)      (1,105,269)

Common stock issued for cash,
  January 13, 14 and 18, 2000, at $.10
  per share                                  1,070,000         107,000                                           107,000

Common stock issued for cash and receivable,
  January 14, 19 and February 2, 2000,
  at $.20 per share
  50,000 shares subscribed                   1,650,000         330,000         (10,000)                          320,000

Common stock issued for cash and receivable,
  January 19, 2000, at $.20 per share
  100,000 shares subscribed                  1,010,000         202,000         (20,000)                          182,000

Common stock issued for cash,
  January 21, and March 3, 2000, at
  $.45 per share                                94,444          42,500                                            42,500

                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)

                                             Common stock                          Deficit
                                          no par, authorized                     accumulated
                                           50,000,000 shares         Stock        during the
                                       ------------------------   subscription   development
                                         Shares        Amount      receivable       stage         Total
                                       ----------   -----------   ------------   -----------   ----------
Common stock issued for
  cash, February 1, 2000,
  at $.34 per share                       294,116    $  100,000                                $  100,000

Common stock issued for cash,
  February 16, 2000, at $.30
  per share                               200,000        60,000                                    60,000

Common stock issued
  for debt conversion,
  March 7, 2000, at $.10 per            1,065,340       100,000                                   100,000
  (share Interest converted
  to Common Stock)                                        6,534                                     6,534

Common stock issued for cash,
  March 15, 2000, at $.75 per share        50,000        37,500                                    37,500

Subscription receivable collected
  June 1, 2000                                                     $   10,000                      10,000

Common Stock issued for
  product development costs at
  May 31, 2000 at $.10 per share          101,856        10,186                                    10,186

Common Stock issued for cash,
  May 23, 2000 at $.60 per share        1,250,000       750,000                                   750,000

Common Stock issued for cash,
  April 10, 2000 at $.20 per share         25,000         5,000                                     5,000

Common stock issued for
  debt conversion, June 18, 2000
  at $.10 per share                       324,909        32,491                                    32,491

Common Stock issued for cash,
  July 17, 2000 at $.20 per share          25,000         5,000                                     5,000

                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)

                                            Common stock                                Deficit
                                         no par, authorized                           accumulated
                                          50,000,000 shares             Stock          during the
                                     ----------------------------    subscription     development
                                        Shares          Amount        receivable          stage           Total
                                     ------------    ------------    ------------     ------------     ------------
Subscription receivable collected
July 17, 2000                                                        $     20,000                      $     20,000

Common Stock issued for
Services, September 27, 2000
At .60 per share                           16,666    $     10,000                                            10,000

Net loss                                                                              $ (1,133,542)      (1,133,542)
                                     ------------    ------------    ------------     ------------     ------------
Balance September 30, 2000             34,149,276    $  6,168,561    $         (0)    $ (6,609,161)    $   (440,600)
                                     ============    ============    ============     ============     ============


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         June 17, 1996
                                                        Nine months      Nine months    (inception) to
                                                        ended Sept.      ended Sept.       Sept. 30,
                                                         30, 1999         30, 2000           2000
                                                       ------------     ------------    --------------
Cash flows from operating activities:
    Net loss                                           $ (1,053,981)    $ (1,133,542)    $ (6,609,161)
    Adjustment to reconcile net loss to net
       cash flows from operating activities:
          Depreciation                                       21,095           26,943           77,967
          Amortization                                          976                           393,231
          Allowance on note receivable                                                         87,645
          Common stock issued for services and rent                           29,211          237,334
          Fair value of options and warrants issued
             to non-employees                                                                 188,876
          Conversion feature of convertible debt                                               26,540
          Change in assets and liabilities:
              Prepaid expenses                               52,125           (9,772)           4,497
              Other assets                                                   (14,274)         (37,590)
              Accounts payable:
                 Trade                                      (65,485)        (142,487)         250,620
                 Related parties                              2,832           (6,618)         172,686
              Accrued expenses                               91,202          (37,152)         215,550
              Deferred revenue                                    0           26,870           55,000
                                                       ------------     ------------     ------------

       Net cash used in operating activities               (951,236)      (1,260,821)      (4,936,805)
                                                       ------------     ------------     ------------

Cash flows from investing activities:
    Expenditures for:
       Property and equipment                              (115,899)          (3,543)         (74,292)
       Note receivable                                                                       (100,000)
       Investment                                                                             (50,000)
       Repayment received on note receivable                                                   12,355
                                                       ------------     ------------     ------------

          Net cash used in investing activities            (115,899)          (3,543)        (211,937)
                                                       ------------     ------------     ------------


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   June 17, 1996
                                                  Nine months      Nine months    (inception) to
                                                  ended Sept.      ended Sept.      Sept. 30,
                                                   30, 1999         30, 2000           2000
                                                 ------------     ------------    --------------
Cash flows from financing activities:
    Proceeds from:
       Notes payable                             $          0     $          0     $  2,329,852
       Related parties                                                       0          102,641
       Issuance of common stock and warrants        1,389,103        1,639,000        3,418,886
    Repayment of notes payable                       (317,316)        (240,662)        (333,602)
    Debt placement costs                                                               (197,283)
                                                 ------------     ------------     ------------

    Net cash provided by financing activities       1,071,787        1,398,338        5,320,494
                                                 ------------     ------------     ------------

Net increase in cash and cash
  equivalents                                    $      4,652     $    133,974     $    171,752

Cash and cash equivalents:
           Beginning                             $      3,218     $     37,778
                                                 ------------     ------------     ------------

            Ending                               $      7,870     $    171,752     $    171,752
                                                 ============     ============     ============

Cash paid for interest                           $     39,298     $     26,416     $    146,501
                                                 ============     ============     ============

Supplemental disclosure of non-cash investing
  and financing activities:
    Fair value of warrants and options issued                                      $    244,461
                                                                                   ============

    Common stock issued:
       For services                              $     65,614     $     29,211     $    176,194
                                                 ============     ============     ============

       For rent                                                                    $    161,139
                                                                                   ============

       For debt conversion                       $  1,221,250     $    130,000     $  1,996,250
                                                 ============     ============     ============

       For property and equipment                $    112,892                      $    112,892
                                                 ============                      ============

    Contribution by SAC Technologies, Inc.                                         $     42,621
                                                                                   ============

                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 2000


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION:

The Company was incorporated in Minnesota in 1996 under the name Infopac Systems, Inc. and has been a development stage company since inception. On June 8, 1999, Infopac Systems, Inc. acquired all outstanding common stock of Inter-Con/PC, Inc. (the "Company") through a statutory merger of Inter-Con/PC, Inc. into Infopac Systems, Inc. Immediately after the merger, Infopac Systems, Inc. changed its name to Inter-Con/PC, Inc. For accounting purposes, the acquisition has been treated as an acquisition by Inter-Con/PC, Inc. of Infopac Systems, Inc. and as a recapitalization of Inter-Con/PC, Inc. The historical financial statements prior to June 8, 1999, are those of Inter-Con/PC, Inc. All share and per share information has been restated for this transaction.

The Company was formed as a technology-development corporation whose mission is to develop, manufacture, and market a set-top-box computer that would facilitate the convergence of voice, video, data and other technologies and all through the TV screen. To address the challenges of ever-evolving technologies, the Company built its convergent set-top-box in the foundation of a full-function personal computer. This platform is augmented by proprietary technologies designed to allow the set-top-box to serve as the control center for a myriad of evolving home and business applications. ("Set Top Box") The Company's products will be targeted towards and positioned within the consumer electronics and telecommunications industries. The Company is continuing to develop its set-top-box products, and sold an insignificant number of Set Top Boxes in preparation for entering into high volume manufacturing. The Company has begun marketing three different models of its Set Top Box products: (1) the TOTEBOOK(TM) Model 6001; (2) the TOTEBOOK (TM) Model 2001; and (3) the TOTEBOOK(TM) Model 1000, which is also being marketed under the Cyberspider(TM) brandname. The 6001 model features a high speed processor, 10 gigabyte or more hard drive, and a DVD drive that functions as an interactive multi-media home entertainment center. The 2001 model features a high speed processor and PCI slot with a TV Tuner and a 6 gigabyte hard drive. The 1000 model is an internet access only unit with Disk on Module or Disk on Chip technology. All models are designed around the X-86 technology platform and are equipped and packaged with an infra-red wireless keyboard. Some models will also be equipped with a wireless remote.

INTERIM FINANCIAL STATEMENTS:

The condensed financial statements of the Company for the three- and nine-month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2000 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10SB, as amended and filed with the Securities and Exchange Commission.

The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected in a full year.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 2000


2. DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is in the development stage and has sold an insignificant amount of its products, which are subject to rapid changes in technology. In January 2000, the Company sold 100 prototype models that are to be replaced once the units have been updated and the Company is ready to commence its principal operations. There is no assurance that the Company will be able to generate significant sales of its products. Additionally, as of September 30, 2000, the Company has a deficit accumulated during the development stage of $6,609,161. Management anticipates net losses will continue for the foreseeable future. Additional financing will be required to complete development and enhancement of the Company's products and bring them to market.

The Company entered into a Joint-Venture Strategic Partnership Agreement (the "Agreement") with NIKKO Co., Ltd. of Tokyo, Japan ("NIKKO), and Maxwood Technology Ltd. of Hong Kong, China ("Maxwood") on May 12, 2000. Under the terms of the agreement, the parties plan to collaborate in the production, sales, and distribution of several of the Company's proprietary set-top-box product designs. As part of the Agreement, the Company and NIKKO will form and equally own another joint-venture company named NIKKO Multi Media, LLC, ("NIKKO Multi Media") that will globally market the Company's set-top-box products. This entity will be capitalized by NIKKO and the Company contributing $25,000 each; additional funding will be obtained by NIKKO providing loans at 8% interest to the Joint Venture.

The Company will be responsible for ongoing set-top-box development engineering plus research and development of new products. Maxwood Technology Ltd. will be responsible for high volume production design, engineering, and manufacturing. NIKKO will provide the financial resources necessary for component purchasing as well as coordinating with the parties on all product sales and distribution through NIKKO Multi Media. The Company will receive ongoing royalty revenue for set-top-box product sales plus equally share with NIKKO, all profits generated by NIKKO Multi Media.

On May 23, 2000, the Company raised $750,000 through the sale of 1,250,000 shares of common stock to affiliates of NIKKO and Maxwood. The Company believes that the capital infusion will help cover its operating expenses until it realizes revenue from its Joint-Venture Strategic Partnership Agreement with NIKKO and Maxwood. At the same time, the Company plans to pursue additional financing.

In May 2000, the Company incorporated NIKKO Multi Media. However, neither the Company nor NIKKO has made the $25,000 capital contribution contemplated in the Agreement. Although the Agreement is still in effect and has not been terminated by any of the parties, neither the Company, NIKKO or Maxwood have proceeded with this joint venture, nor has any action been taken toward the development of NIKKO Multi Media. The Company is currently in discussion with NIKKO and Maxwood regarding the status of NIKKO Multi Media.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 2000


2. DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN (CONTINUED):

Although the Company has raised additional capital, and management's plans include raising additional capital and launching the set-top-box, recoverability of a major portion of the recorded assets shown in the accompanying balance sheet is dependent upon the Company advancing beyond the development stage and developing sustained operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

3. CONTINGENCIES:

The Company is involved in the following disputes with vendors that could result in additional liability:

   The Company has a dispute that involves a failure to pay for services rendered. The vendor alleges the Company has been billed for work completed for over $250,000. The Company has recorded approximately $108,000 in accounts payable that had been invoiced to it. The Company has countered with a claim for breach of contract, fraud and negligence. In a recent non-binding arbitration, the Company was awarded $14,814 plus costs incurred. However, the vendor is continuing to pursue its claim against the company. Management expects that this dispute will be settled on favorable terms and has not recorded any additional liability in the financial statements for this contingency.

   The Company has another dispute with a vendor for payment of services rendered. The vendor has demanded payment for approximately $91,000 plus additional interest. The Company has accrued approximately $75,000 and believes it will have no further liability.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's plan of operations, liquidity and capital resources. This analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis and Plan of Operations in the Company's registration statement on Form 10SB, as amended.

OVERVIEW

Inter-Con/PC, Inc. (the "Company") is a development stage company engaged in the design, development and marketing of a personal computer device that uses a television monitor and wireless keyboard rather than a traditional personal computer monitor and keyboard. From June 17, 1996 (inception) to September 30, 2000, the Company's activities have primarily been related to attracting employees, raising capital and research and development of a product it calls the TOTEBOOK (the "Set Top Box"). The Company has sold an insignificant number of these prototype units. The Company also anticipates developing and marketing complementary and peripheral products in conjunction with the Set Top Box.

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

For the nine months ended September 30, 2000, approximately $170,502 was spent on research and development. However, additional financing will be required to complete development and enhancement of the Set Top Box and to bring it to market. For the next 12 months, the Company anticipates spending approximately $200,000 on additional research and development of the Set Top Box. The Company is currently purchasing set top box units developed and manufactured by an unrelated company. The units purchased will already have a CE marking, a non-regulatory certification in the European Union, and have been approved by the Federal Communiciations Commission. These units are then modified, through procedures developed by the Company to improve, among others, its heat disbursement, connectivity, video and graphical display. The modified units are then repackaged and marketed by the Company under its own brandname.

The Company has purchased and modified a number of set top boxes, which it is currently marketing under its TOTEBOOK brand name. The Company is marketing three (3) different models of the Set Top Box, the TOTEBOOK Models 6001, 2001 and 1000 which is also being marketed under the Cyberspider(TM) name. The 6001 model features a high speed processor, 10 gigabyte or more hard drive, and DVD drive that functions as an interactive, multi-media home entertainment center. The 2001 model features a high speed processor, PCI slot with TV Tuner and a 6 gigabyte hard drive. The 1000 model is an internet access only unit with Disk on Module or Disk on Chip technology. All units are equipped with an infra-red wireless keyboard. Some models are also equipped with a wireless remote.

The Company is currently contemplating engaging this manufacturer to supply it with set top boxes which it will then modify and bring to market. The Company has not entered into any agreements with this manufacturer and there can be no assurances that a supply agreement can be procured on acceptable terms, or if at all.

The Company does not anticipate any significant sales or purchases of plant or equipment that may materially impact its financial condition. The Company may hire additional personnel, but does not anticipate any significant changes to the number of its employees.

In December 1999, the Company agreed to sell 100 prototype units to the Midlothian School in Midlothian, Illinois for approximately $55,000. The Midlothian School is primarily an evaluation site that will allow the Company to evaluate the prototype units under normal use. The Company must replace all 100 units, without any additional compensation, with a newer prototype model for evaluation later this year. In January 2000, the Company delivered 100 prototype units to the Midlothian School and was paid the remaining balance of the purchase price. For financial accounting purposes, the Company has recorded deferred revenues of approximately $55,000, because it had not yet delivered newer prototype models to the Midlothian School.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had cash and cash equivalents of $171,752 and current assets of $196,679 and total assets of $355,897. During the nine months ended September 30, 2000, the Company raised a net of $1,639,000 through the issuance of 5,668,560 shares of common stock. In addition, a total of $139,025 in convertible debt was converted into 1,390,249 shares of common stock of the Company at the rate of $.10 per share. The Company also paid $10,186 of development costs through the issuance of 101,856 shares of common stock at $.10 per share. On September 27, 2000, the Company issued 16,666 shares of common stock, at $.60 per share, to a former employee in satisfaction of an accrued payable.

As of September 30, 2000, the Company had current liabilities totaling $796,497. A significant portion of these liabilities are attributable to notes payables to related parties and accrued expenses. The Company continues to operate at a deficit and as of September 30, 2000 had an accumulated deficit of $6,609,161. Shareholder's equity as of September 30, 2000 was negative $440,600.

For the nine months ended September 30, 2000, the Company had negative cash flows from operating activities of $1,260,821. This includes expenditures of $170,502 for research and development and $936,283 on payroll, contract labor and general and administrative expenses, of which $26,943 was attributable to non-cash impacting depreciation and amortization. During the nine months ended September 30, 2000, the Company increased pre-paid expenses by $9,772 and reduced its accounts payables and accrued expenses by a total of $186,257, of which $29,211 was paid through the issuance of common stock. The Company also purchased set top boxes from an unrelated manufacturer and increased its inventory account by $14,274.

The Company's cash flows from investing activities during the nine months ended September 30, 2000, consists only of purchases of property and equipment in the amount of $3,543. During the same period, net proceeds of $1,639,000 were received from the issuance of common stocks and warrants. The Company also repaid $240,662 of its notes payable. For the nine months ended September 30, 2000, the Company had positive cash flows of $1,398,338 from its financing activities.

The Company is still in the development stage and its products are subject to rapid changes in technology. From its inception, the Company has never had any significant sales of its products and had more expenses than income in each year of its operations. Management anticipates that net losses will continue in the foreseeable future. The Company has been able to maintain a positive cash position solely through financing activities. The Company's total current liabilities significantly exceed its total assets. Additional financing will be necessary for the Company to continue with its operations and bring the Set Top Box to market. As a result, the independent auditor has issued a going concern opinion and has expressed substantial doubt regarding the Company's ability to continue as a going concern as of December 31, 1999.

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

ADDITIONAL RISK FACTORS

In addition to the other information contained herein, and the information contained in the Company's Form 10SB, filed with the Securities and Exchange Commission on February 10, 2000, as amended by Form 10SB/A filed on June 28, 2000 and September 12, 2000, the following factors should be carefully considered when evaluating the Company and its business.

Market for our Shares of Common Stock

In January 2000, the Company's common stock was delisted from the OTC Bulletin Board (OTCBB) for failure to satisfy eligibility requirements of the National Association of Securities Dealers. To be eligibility to have its securities quoted on the OTCBB, an issuer must have filed its latest required annual filing and any subsequent quarterly filings with the Securities and Exchange Commission. The NASD has stated that for issuers who file a Form 10 or Form 10SB with the SEC to register under Section 12(g) of the Act, the registration statement must be effective and all SEC comments, if any, must be cleared with the SEC before the issuer's securities can be quoted on the OTCBB. The Company filed a Form 10SB with the SEC on February 2000. The Form 10SB became effective on April 2000. On June 28, 2000 and September 12, 2000, the Company responded to SEC comments and filed a Form 10SB/A with the SEC. The Company received additional comments on October 13, 2000 and is currently responding to those comments. Accordingly, the Company is not yet eligible to have its securities quoted on the OTCBB. There can be no assurance the Company will be able to receive SEC clearance of all comments in the near future. The Company's common stock has since been traded on the "Pink Sheets."

Volatility of Stock Price

The Company's common stock price has experienced and is likely to experience significant price and volume fluctuations in the future. Such fluctuations could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as the progress of research and development of the Set Top Box, the ability to commence high volume manufacturing, the ability to generate sales, changes in technology, as well as various other factors could cause the price of the Company's common stock to fluctuated significantly.

Future Sales of Shares of Common Stock

The Company has very limited cash or cash equivalents and requires substantial additional capital to pursue its operating objectives and continue as a going concern. Management anticipates that future sales of common stock will be necessary to raise additional capital needed to satisfy its current debt obligations and fund its future operations. Management also anticipates hiring consultants to render services for the development of the Company's business and to pay such consultants through the issuance of additional shares of common stock. Any issuance of additional securities may dilute the value of the Company's common stock and may have an adverse impact on its market price.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Legal proceedings involving the Company was previously disclosed under the section entitled "Legal Proceedings" in Part II; Item 2 of the Company's amended Form 10SB/A. Except as otherwise disclosed in footnote 3 to the financial statements, which are hereby incorporated by reference, there were no material developments regarding the Company's legal proceedings.

ITEM 2: CHANGES IN SECURITIES

On July 17, 2000, the Company issued 25,000 shares of common stock, at $.20 per share, to an existing shareholder in exchange for a $5,000 investment.

On September 27, 2000, the Company issued 16,666 shares of common stock, at $.60, to a former employee in satisfaction of accured payables to such employee.

The Company believes that all of the above transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933.

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


                               INTER-CON/PC, INC.


Date: November 14, 2000        By: /s/ Michael P. Ferderer
                                   ---------------------------------------------
                                   Michael P. Ferderer, Chief Executive Officer,
                                    Sole Director and Chief Financial Officer