Form 10QSB/A
period 2000-03-31
INTER CON PC INC
filed 2001-01-05
CIK 1028536

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-QSB/A
                         AMENDMENT NO. 2 TO FORM 10-QSB



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
                                                                 ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities:
       Accounts payable:
          Trade                                                  $    393,107          $    273,395
          Related parties                                             281,945               282,953
          Accrued expenses                                            252,702               234,194
          Deferred revenue                                             28,130                55,000
          Notes payable                                               370,662               174,702
                                                                 ------------          ------------

                Total current liabilities                           1,326,546             1,020,244
                                                                 ------------          ------------

Stockholders' equity (deficit):
    Common stock, no par, authorized 50,000,000 shares,
       shares outstanding 32,405,845                                4,370,350             5,349,350
    Deficit accumulated during the development stage               (5,475,619)           (5,942,271)
    Stock subscription receivable                                           0               (30,000)
                                                                 ------------          ------------

                                                                   (1,105,269)             (622,921)
                                                                 ------------          ------------
    Total liabilities and stockholders' equity (deficit)         $    221,277          $    397,323
                                                                 ============          ============



                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three             Three          June 17, 1996
                                                   months ended      months ended     (inception) to
                                                     March 31,         March 31,         March 31
                                                       1999              2000              2000
                                                   ------------      ------------     --------------
Operating expenses:
    Payroll, contract labor, and related costs     $     61,691      $    132,528      $  1,565,029
    Product development                                  12,471           170,040         1,660,371
    General and administrative                           58,012           152,836         2,580,343
                                                   ------------      ------------      ------------

Operating loss                                          132,174           455,404         5,805,743
                                                   ------------      ------------      ------------


Other income (expense):
    Interest income                                       3,883             2,365            48,320
    Interest expense                                    (32,175)          (14,452)         (238,437)
          Miscellaneous income                                0               839            53,589
                                                   ------------      ------------      ------------

                                                         29,292           (11,248)         (136,528)
                                                   ------------      ------------      ------------

Net loss                                           $   (161,965)     $   (466,652)     $ (5,942,271)
                                                   ============      ============      ============


Basic and diluted loss per share                   $       (.01)     $       (.02)     $       (.34)
                                                   ============      ============      ============


Weighted average number of shares
    outstanding, basic and diluted                   18,902,861        30,597,258        17,322,318
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


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)

                                           Common stock                             Deficit
                                        no par, authorized                        accumulated
                                         50,000,000 shares           Stock         during the
                                    --------------------------    subscription    development
                                       Shares         Amount       receivable        stage           Total
                                    -----------    -----------    -----------     -----------     -----------

Common stock issued for cash,
  January 14, 19 and February 2,
  2000, at $.20 per shares;
  50,000 shares subscribed            1,650,000    $   330,000    $   (10,000)                    $   320,000


Common stock issued for
  cash, January 19, 2000,
  at $.20 per share;
  100,000 shares subscribed           1,010,000        202,000        (20,000)                        182,000

Common stock issued for
  cash, January 21, and
  March 3, 2000 at $.45
  per share                              94,444         42,500                                         42,500

Common stock issued for
  cash, February 1, 2000,
  at $.34 per share                     294,116        100,000                                        100,000

Common stock issued
  for cash, February
  16, 2000, at $.30 per share           200,000         60,000                                         60,000

Common stock issued
  for debt conversion,
  March 7, 2000,
  at $.094 per share                  1,065,340        100,000                                        100,000

Common stock issued
  for cash, March 15,
  2000, at $.75 per share                50,000         37,500                                         37,500


Net loss                                                                          $  (466,652)       (466,652)
                                    -----------    -----------    -----------     -----------     -----------

Balance March 31, 2000               32,405,845    $ 5,349,350    $   (30,000)    $(5,942,271)    $  (622,921)
                                    ===========    ===========    ===========     ===========     ===========



                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three months     Three months    June 17, 1996
                                                        ended March      ended March    (inception) to
                                                         31, 1999         31, 2000      March 31, 2000
                                                       ------------     ------------    --------------

Cash flows from operating activities:
    Net loss                                           $   (161,965)    $   (466,652)    $ (5,942,271)
    Adjustment to reconcile net loss to net
       cash flows from operating activities:
          Depreciation                                        3,007            8,995           60,018
          Amortization                                           98                           393,231
          Allowance on note receivable                                                         87,645
          Common stock issued for services and rent                                           208,123
          Fair value of options and warrants issued
             to non-employees                                                                 188,876
          Conversion feature of convertible debt                                               26,540
          Change in assets and liabilities:
              Prepaid expenses                               14,790          (37,771)         (23,502)
              Other assets                                                                    (23,316)
              Accounts payable:
                 Trade                                      (71,917)        (119,712)         273,395
                 Related parties                              2,500            1,008          180,312
              Accrued expenses                               24,854          (18,508)         234,194
              Deferred revenue                                    0           26,870           55,000
                                                       ------------     ------------     ------------


       Net cash used in operating activities           $   (188,633)    $   (605,770)    $  4,281,755)
                                                       ------------     ------------     ------------

Cash flows from investing activities:
    Expenditures for:
       Property and equipment                                                            $    (70,749)
       Note receivable                                                                       (100,000)
       Investment                                                                             (50,000)
          Repayment received on note receivable                                                12,355
                                                       ------------     ------------     ------------

          Net cash used in investing activities        $          0     $          0     $   (208,394)
                                                       ------------     ------------     ------------


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

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2000


2. DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN:


The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is in the development stage with no sales of its products and its products are subject to rapid changes in technology. In January 2000, the Company sold 100 prototype models that are to be replaced once the units have been updated and the Company is ready for commencement of its principal operations. There is no assurance that the Company will be able to generate significant sales of its products. Additionally, the Company has a deficit accumulated during the development stage of $5,942,271 as of March 31, 2000. Management anticipates net losses will continue for the foreseeable future. Additional financing will be required to complete development and enhancement of the Company's products and bring them to market. Subsequent to March 31, 2000, the Company raised $750,000 through the sale of 1,250,000 shares of common stock, to affiliates of NIKKO Co. Ltd.


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

In December 1999, the Company agreed to sell 100 prototype units to the Midlothian School in Midlothian, Illinois for approximately $55,000. The Midlothian School is primarily an evaluation site that will allow the Company to evaluate the prototype units under normal use. The Company must replace all 100 units, without any additional compensation, with a newer prototype model that conforms with FCC requirements for evaluation later this year. In January 2000, the Company delivered 100 prototype units to the Midlothian School and was paid the remaining balance of the purchase price. For financial accounting purposes, the Company recorded deferred revenues of $55,000 because it had not yet delivered a newer prototype model to the Midlothian School. The Company estimates that it will cost approximately $450 per unit to upgrade the 100 units delivered to the Midlothian School.


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


As of March 31, 2000, the Company had current liabilities totaling $1,020,244. A significant portion of these liabilities are attributable to notes payable to related parties and accrued expenses. The Company continues to operate at a deficit and as of March 31, 2000 had an accumulated deficit of $5,942,271. Shareholder's equity as of March 31, 2000 was negative $622,921.

For the three months ended March 31, 2000, the Company had negative cash flows from operating activities of $605,770. This includes expenditures of $170,040 for research and development and $285,364 on payroll, contract labor and general and administrative expenses, of which $8,995 was attributable to depreciation and amortization. During the three months ended March 31, 2000, the Company increased pre-paid expenses by $37,771 and reduced its accounts payable and accrued expenses by a total of $137,212.


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


                               INTER-CON/PC, INC.
Date: January 4, 2001          By: /s/ Michael P. Ferderer
                                   ---------------------------------------------
                                   Michael P. Ferderer, Chief Executive Officer,
                                    sole Director and Chief Financial Officer