Form 10QSB/A
period 2000-06-30
INTER CON PC INC
filed 2001-01-05
CIK 1028536

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB
                         AMENDMENT NO. 1 TO FORM 10-QSB



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


    Condensed Statements of Changes in Stockholder's Equity for the Six
      months ended June 30, 2000 and the years ended December, 31, 1999,
      1998, 1997, and 1996....................................................5

    Condensed Statements of Cash Flows for the six months
      ended June 30, 1999 and June 30, 2000 and for the period of
      June 17, 1996 to June 30, 2000..........................................10


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

Exhibits......................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                   December                June
                                                                   31, 1999              30, 2000
                                                                 ------------          ------------
ASSETS:

    Current assets
          Cash and cash equivalents                              $     37,778          $    486,967
          Accounts Receivable                                               0                     0
          Prepaid expenses                                                881                11,771
                                                                 ------------          ------------


          Total current assets                                         38,659               498,738
                                                                 ------------          ------------

    Property and equipment:
          Equipment                                                    81,755                83,883
          Leasehold improvements                                      101,887               101,887
          Less accumulated depreciation                               (51,024)              (68,986)
                                                                 ------------          ------------

                Total property and equipment                          132,618               116,784
                                                                 ------------          ------------

    Other assets, Investments
          Investments                                                  50,000                50,000
                                                                 ------------          ------------
          Total other asset                                            50,000                50,000
                                                                 ------------          ------------

          Total assets                                           $    221,277          $    665,522
                                                                 ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities:
       Accounts payable:
          Trade                                                  $    393,107          $    249,655
          Related parties                                             281,945               280,975
       Accrued expenses                                               252,702               218,481
       Deferred revenue                                                28,130                55,000
       Notes payable                                                  370,662                35,009
                                                                 ------------          ------------

                Total current liabilities                           1,326,546               839,120
                                                                 ------------          ------------

Stockholders' equity (deficit):
    Common stock, no par, authorized 50,000,000 shares,
       shares outstanding 34,107,610                                4,370,350             6,153,561
    Stock subscription receivable                                           0               (20,000)
    Deficit accumulated during the development stage               (5,475,619)           (6,307,159)
                                                                 ------------          ------------


                                                                   (1,105,269)             (173,598)
                                                                 ------------          ------------
    Total liabilities and stockholders' equity (deficit)         $    221,277          $    665,522
                                                                 ============          ============


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Six months      Six months     Three months     Three months    June 17, 1996
                                                    ended June      ended June      ended June       ended June    (inception) to
                                                     30, 1999        30, 2000        30, 1999         30, 2000      June 30, 2000
                                                 ---------------------------------------------------------------------------------
Operating expenses:
   Payroll, contract labor, and related costs    $    168,966     $    247,210     $    120,551     $    114,682     $  1,679,711
   Product development                                 60,880          156,531           48,409          (13,509)       1,646,862
   General and administrative                         248,715          401,617          177,428          249,259        2,829,124
                                                 ---------------------------------------------------------------------------------

Operating loss                                       (478,561)        (805,358)        (446,388)        (350,432)      (6,155,697)
                                                 ---------------------------------------------------------------------------------


Other income (expense):
   Interest income                                      4,278            5,584              894            3,626           51,539
   Interest expense                                   (42,664)         (33,011)          (9,488)         (18,459)        (256,996)
   Miscellaneous income                                23,229            1,245           23,229              406           53,995
                                                 ---------------------------------------------------------------------------------

                                                      (15,157)         (26,182)          14,635          (14,427)        (151,462)
                                                 ---------------------------------------------------------------------------------

Net loss                                         $   (493,718)    $   (831,540)    $   (331,753)    $   (364,859)    $ (6,307,159)
                                                 =================================================================================


Basic and diluted loss per share                 $       (.03)    $       (.03)    $       (.02)    $       (.01)    $       (.34)
                                                 =================================================================================

Weighted average number of shares outstanding,
   basic and diluted                               19,541,834       31,837,164       19,547,497       33,009,467       18,291,843
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


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)


                                                    Common stock                                 Deficit
                                                 no par, authorized                            accumulated
                                                 50,000,000 shares              Stock           during the
                                           -----------------------------     subscription      development
                                              Shares           Amount         receivable          stage              Total
                                           ------------     ------------     ------------      ------------      ------------
Common stock issued for consulting,
December 31, 1999, at $.70 per share             48,150     $     33,704                                         $     33,704

Fair value of stock options issued to
consultants, lender and board members                             32,052                                               32,052

Fair value of stock options issued to
the Marketing Advisory Board                                       4,581                                                4,581

Fair value of stock options issued to
the Advisory Board Members                                       101,481                                              101,481

Fair value of stock options issued for
interest during 1999                                               8,142                                                8,142

Conversion feature of convertible debt                            26,540                                               26,540

Net loss                                                                                       $ (1,659,333)       (1,659,333)
                                           ------------     ------------     ------------      ------------      ------------

Balance, December 31, 1999                   26,971,945        4,370,350                0        (5,475,619)       (1,105,269)

Common stock issued for cash,
January 13, 14 and 18, 2000, at $.10
per share                                     1,070,000          107,000                                              107,000


Common stock issued for cash,
January 14, 19 and February 2, 2000,
at $.20 per share;
50,000 shares subscribed                      1,650,000          330,000          (10,000)                            320,000


Common stock issued for cash,
January 19, 2000, at $.20 per share;
100,000 shares subscribed                     1,010,000          202,000       $  (20,000)                            182,000

Common stock issued for cash,
January 21, and March 3, 2000, at
$.45 per share                                   94,444           42,500                                               42,500


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIT) (CONTINUED)
                                   (UNAUDITED)

                                                Common stock                               Deficit
                                             no par, authorized                          accumulated
                                              50,000,000 shares            Stock          during the
                                        ----------------------------    subscription     development
                                           Shares          Amount        receivable         stage             Total
                                        ------------    ------------    ------------     ------------     ------------
Common stock issued for
  cash, February 1, 2000,
  at $.34 per share                          294,116    $    100,000                                      $    100,000

Common stock issued for cash,
  February 16, 2000, at $.30
  per share                                  200,000          60,000                                            60,000

Common stock issued
  for debt conversion,
  March 7, 2000, at
  $.10 per share                           1,065,340         100,000                                           100,000
   (Interest converted to
     Common Stock)                                             6,534                                             6,534

Common stock issued for cash,
  March 15, 2000, at $.75 per share           50,000          37,500                                            37,500

Common Stock issued for
  product development costs at
  May 31, 2000 at $.10 per share             101,856          10,186                                            10,186

Common Stock issued for cash,
  May 23, 2000 at $.60 per share           1,250,000         750,000                                           750,000

Common Stock issued for cash,
  April 10, 2000 at $.20 per share            25,000           5,000                                             5,000


Subscription receivable paid
  June 1, 2000 for 50,000 shares
  subscribed                                                                  10,000                            10,000


Common stock issued for
  debt conversion, June 18, 2000
  at $.10 per share                          324,909          32,491                                            32,491


Net loss                                                                                 $   (831,540)        (831,540)
                                        ------------    ------------    ------------     ------------     ------------
Balance June 30, 2000                     34,107,610    $  6,153,561    $    (20,000)    $ (6,307,159)    $   (173,598)
                                        ============    ============    ============     ============     ============


                   See Notes to Condensed Financial Statements

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            June 17, 1996
                                                         Six months        Six months      (inception) to
                                                        ended June 30,    ended June 30,      June 30,
                                                            1999               2000             2000
                                                        ------------      ------------      ------------

Cash flows from operating activities:
    Net loss                                            $   (496,720)     $   (831,540)     $ (6,307,159)
    Adjustment to reconcile net loss to net
       cash flows from operating activities:
          Depreciation                                         3,007            17,962            68,985
          Amortization                                            98                             393,231
          Allowance on note receivable                                                            87,645
          Common stock issued for services and rent                             19,211           227,334
          Fair value of options and warrants issued
             to non-employees                                                                    188,876
          Conversion feature of convertible debt                                                  26,540
          Change in assets and liabilities:
              Prepaid expenses                                30,440           (10,890)            3,379
              Other assets                                                                       (23,316)
              Accounts payable:
                 Trade                                      (212,457)         (143,452)          249,655
                 Related parties                                 347              (970)          178,334
              Accrued expenses                                20,855           (34,221)          218,481
              Deferred revenue                                     0            26,870            55,000
                                                        ------------      ------------      ------------


       Net cash used in operating activities                (654,430)         (957,030)       (4,633,015)
                                                        ------------      ------------      ------------

Cash flows from investing activities:
    Expenditures for:
       Property and equipment                                                   (2,128)          (72,877)
       Note receivable                                                                          (100,000)
       Investment                                                                                (50,000)
       Repayment received on note receivable                                                      12,355
                                                        ------------      ------------      ------------

          Net cash used in investing activities                    0            (2,128)         (210,522)
                                                        ------------      ------------      ------------


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

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2000


2. DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN:


The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is in the development stage with no sales of its products and its products are subject to rapid changes in technology. In January 2000, the Company sold 100 prototype models that are to be replaced once the units have been updated and the Company is ready for commencement of its principal operations. There is no assurance that the Company will be able to generate significant sales of its products. Additionally, the Company has a deficit accumulated during the development stage of $6,307,159 as of June 30, 2000. Management anticipates net losses will continue for the foreseeable future. Additional financing will be required to complete development and enhancement of the Company's products and bring them to market.


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


In December 1999, the Company agreed to sell 100 prototype units to the Midlothian School in Midlothian, Illinois for approximately $55,000. The Midlothian School is primarily an evaluation site that will allow the Company to evaluate the prototype units under normal use. The Company must replace all 100 units, without any additional compensation, with a newer prototype model that conforms with FCC requirements for evaluation later this year. In January 2000, the Company delivered 100 prototype units to the Midlothian School and was paid the remaining balance of the purchase price. For financial accounting purposes, the Company recorded deferred revenues of $55,000 since it had not yet delivered a newer prototype model to the Midlothian School. The company estimates that it will cost approximately $450 per unit to upgrade the 100 units delivered to the Midlothian School.



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


As of June 30, 2000, the Company had current liabilities of $839,120. A significant portion of these liabilities are attributable to notes payables to related parties and accrued expenses. On May 31, 2000, the Company paid $10,186 of its current liabilities by issuing 101,856 shares of common stock to the vendor. The Company continues to operate at a deficit and as of June 30, 2000, had an accumulated deficit of $6,307,159. Shareholder's equity as of June 30, 2000 was negative $173,598.


For the six months ended June 30, 2000, the Company had negative cash flows from operating activities of $957,030. This includes expenditures of $156,531 for research and development and $648,827 on payroll, contract labor and general and administrative expenses, of which $17,962 was attributable to depreciation and amortization. During the six months ended June 30, 2000, the Company increased pre-paid expenses by $10,890 and reduced its accounts payable and accrued expenses by a total of $178,643, of which $19,211 was paid through the issuance of common stock.

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