Form 10KSB40
period 2000-12-31
INTER CON PC INC
filed 2001-06-01
CIK 1028536

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                               INTER-CON/PC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Commission file number:


        Minnesota                                       41-1853972
-----------------------------               -----------------------------------
(State or Other Jurisdiction)                I.R.S. Employer of Incorporation
                                            or Organization (Identification No.)


 815 N. Old Highway 169, Plymouth, MN     55441            763-582-0413
--------------------------------------- ----------  ----------------------------
(Address of Principal Executive Office) (Zip Code)    (Registrant's Telephone
                                                    Number, Including Area Code)


        INFOPAC SYSTEMS INC.                           June 8, 1999
       -----------------------                    ---------------------
       (Former Conformed Name)                    (Date of Name Change)

Securities registered pursuant to Section 12(b) of the Exchange Act: Common Stock Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its fiscal year ended December 31, 2000 were $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock trading on the PINK SHEET on MAY 11, 2001, was $1,481,584.25. As of May 11, 2001, registrant had 41,805,905 shares of common stock outstanding.


================================================================================

                                TABLE OF CONTENTS


                                                                 Page
                                                                  No.
                                                                 ----
PART I

Item 1.   Nature of Business and Basis of Presentation.........    3

Item 2.   Properties...........................................   12

Item 3.   Legal Proceedings....................................   13

Item 4.   Submission of Matters to a Vote of Security Holders..   13

PART II

Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters............................   13

Item 6.   Selected Financial Data..............................   14

Item 7.   Management's Discussion and Analysis.................   14

Item 8.   Consolidated Financial Statements....................   16

Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures..........   16

PART III

Item 10.   Directors, Executive Officers, Promoters and Control
                   Persons: Compliance with Section 169A) of the
                   Exchange Act................................   16

Item 11.   Beneficial Ownership Reporting Compliance...........   17

Item 12.   Executive Compensation..............................   17

Item 13.   Employment Agreements...............................   18

Item 14.   Stock Option Plans..................................   18

Item 15.   Defaults Upon Senior Securities.....................   20

Item 16.   Submission of Matters to a Vote of Security Holders.   20

Item 17.   Other Information...................................   20

Item 18.   Exhibits and Reports on Form 8-K....................   20

Signatures.....................................................   21

                                     PART I

ITEM 1. NATURE OF BUSINES AND BASIS OF PRESENTATION

This annual report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Inter-Con's or Inter-Con's industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward- looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although Inter-Con believes that the expectations reflected in the forward-looking statements are reasonable, Inter-Con cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither Inter-Con nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Inter-Con is under no duty to update any of the forward looking statements after the date of this report to conform its prior statements to actual results.

DESCRIPTION OF BUSINESS

Inter-Con/PC, Inc. (the "Company") is a development stage company engaged in the design, development, modification, distribution, and marketing of personal computer devices that use a television monitor and wireless keyboard rather than a traditional personal computer monitor and keyboard. The Company is in the process of developing a product it calls the TOTEBOOK(TM) (the "Set Top Box"). The Company has only developed prototype products and limited numbers of production products, and to date, has sold an insignificant number of these units. The Company also anticipates developing and marketing complementary and peripheral products in conjunction with the Set Top Box. The Company has contracted with various third party entities for the design and development of various components of the Set Top Box, including design, layout and manufacture of the circuit boards, circuit board components and casing for the Set Top Box. The Company has modified two models of the TOTEBOOK(TM) 6001 and 2001 that are upgrades of the model 6000 TOTEBOOK(TM). The Company is a distributor for the model 500 CyberSpider(TM). In addition the Company has developed two prototype versions of the Set Top Box, the 6000 model which contains a high speed processor, hard drive and a CD or DVD drive, and the 1000 model which is an Internet access only unit equipped with a slower processor and no hard drive or other storage capability. The CyberSpider(TM) model 500 and TOTEBOOK(TM) 2001 and 6001 products are FCC, CE, and UL approved.

The Company's business strategy is based on its production to order business model. The Company's business model seeks to deliver a superior customer experience through cooperative research and development with technology partners of set top boxes tailored to customer specifications and service requirements. The Company believes that the model provides it with several distinct competitive advantages. The model eliminates the need to support an extensive network of dealers, and thereby avoids dealer mark-ups; avoids the higher inventory costs associated with the wholesale/retail channel and the competition for retail shelf space; and reduces the high risk of obsolescence associated with products in a rapidly changing technological market.

Inter-Con's products have been tested and approved by the Federal Communications Commission. Inter-Con provides service and support for its products, as well as some consulting and research development on a contract basis. In addition, Inter-Con has recently introduced a completely new line of multimedia and Internet products to the telecommunications industry, including a family of multimedia home entertainment set-top-box products. Those being the Totebook(TM) model 6001, 2001 and CyberSpider(TM) model 500.

Effective June of 1999, Infopac Systems, Inc. ("Infopac") acquired all of the outstanding common stock of the Company. Additionally, the principal shareholders of Inter-Con, unless otherwise indicated, reflect a 5-for-1 stock split that occurred pursuant to the merger with Infopac Systems, Inc.

In 1999 Inter-Con/PC acquired FutureComm Internet Service. This merger allows the Company to integrate a full line of Internet products and services to a wide range of customers and applications, which Inter-Con believes, will result in recurring revenues. The Company has potential customers on it outsourced Internet services. The core products to be offered will target end-users of services, which include Internet, telephone, and video conferencing. Each subscriber gives the company an opportunity to create a long-term recurring revenue stream and to generate up-front product revenue by adding a number of current and future service products using the set-top-box. This balance of near-term and long-term recurring revenue is a combination that in the opinion of management is highly desirable. The combination of Inter-Con's hardware products, network services, and manufacturing and R&D capabilities should provide a well-balanced revenue mix as the combined company provides a full complement of products and services to its customers.

PRODUCT CATEGORIES AND PRODUCTS

The term "set top box" is used today to refer to any electronic devices on top of a television set from a cable television converter box to a fully functional technology convergence box. Inter-Con/PC, Inc. developed a box, the TOTEBOOK(TM), which is a PC the size of a robust laptop computer. The TOTEBOOK(TM) gives the user the ability to utilize and access nearly any type of software, communications, Internet access or other technology. The TOTEBOOK(TM) is a set-top box that features full-fledged computing capabilities with Internet access, video conferencing, long distance service and wireless telephony, direct to the family TV, at a third of the cost of a PC with similar functionality. The Company is also looking for products that compliment and enhance its product line and is currently reviewing additional set top products and industry-standard PC peripherals such as printers, monitors, hard disk drives and CD-ROM drives that work with the TOTEBOOK(TM). To this end, the Company is purchasing and will OEM three products, models 500, 2001 and 6001 that are already FCC, UL and CE approved. The Company used its own intellectual property to effect improvements and customize in some of the products that it offers.

For the fiscal years ended December 31, 1999 and 2000, Set top Box and Internet sales and consulting services, accounted for 0% and 0%, respectively, of Inter-Con's net sales.

MULTIMEDIA DEVICES

Inter-Con recently developed and modified the model 6001 TOTEBOOK(TM), a family of Internet Set-Top-Boxes designed to access the Internet and e-mail through a television set for individual or commercial use. The TOTEBOOK(TM) is the latest product family to be introduced into the multimedia home entertainment arena. It uses a standard TV set as a monitor, allowing the user to connect to their chosen ISP on the Internet. The multimedia entertainment device can at a minimum:

o    Receive, write and send e-mail;

o    Write a letter or work on a spreadsheet;

o    Play games or use learning tools;

o    Watch movies from CDs or DVDs; and

o Record on the hard drive direct from the TV, providing better quality picture than through a VCR.

o Video Conferencing at 30 frames/second on a 512 DSL line or above bandwidth.


CURRENT PRODUCTS AND SERVICES

The principal products and enhancements currently being manufactured and sold by Inter-Con relate to its set top box products and include the following:

MULTIMEDIA AND INTERNET PRODUCTS

Inter-Con developed a complete new line of multimedia set-top-box products during 1999 and 2000 and has been test marketing and initially distributing these products. These new products are multimedia-based products that provide a user with the ability to interface their Internet connection, their broadcast video source, their cable or DSL source, or their satellite video source directly to their television set. Inter-Con markets the new multimedia and Internet products as home entertainment set-top-box products. One version of the set-top-box includes a DVD player, camera for video conferencing, and full high performance computer functionality as well as all of the other computer set-top-box capabilities. The marketing plan for Inter-Con is initially to focus on the large Internet service providers or ISP's and OEM customers who typically bundle Set-Top-Boxes with their service as their own marketing strategy. In addition, the convergence set-top-box will be marketed to large retail distributors, through the company representative network, as well as through e-commerce web sites. Inter-Con is currently negotiating to obtain the necessary additional large scale financing to mass produce and market these devices.

SOFTWARE AND ACCESSORIES

The Company maintains software and accessory sales programs to enhance its computer systems. The Company offers a wide range of software, peripherals and other accessories. The

Company can factory-install a customer's applications or hard-disk images at the time of system manufacture and deliver other customer-specific solutions. The Company can factory-install off-the-shelf software applications in any computer system the Company sells.

CONSULTING SERVICES

Inter-Con will provide consulting services on a contract basis to support the sale of its main product lines. Examples of these consulting services include the design and installation of Internet service arrangements, client server arrangements, and enterprise systems. Inter-Con can also perform research and development on a contract basis.

SERVICE AND SUPPORT

Inter-Con believes that it is essential to provide reliable service to customers in order to solidify customer relationships and to be the vendor of choice when a customer seeks new products. The Company enhances its product offerings with a number of specialized services, including custom hardware and software integration and support. The Company offers most of these services through a vendor that specializes in computer support. The Company's relationships with its customers and its web based e-commerce capabilities via www.interconpc.net enhance service delivery. Inter-Con offers a warranty and maintenance program for both its hardware and software products. Inter-Con's standard warranty provides its customers with repair or replacement of any defective Inter-Con equipment. The warranty is valid on all products for the period of one year from the of the date of shipment

CUSTOMERS

The Company is attempting to market the TOTEBOOK(TM) through a network of third parties, including original equipment manufacturers (OEMs), Value Added Resellers (VARs) and System Integrators. Each of these channels has either direct or indirect sales channels to the end user consumer market. Each will market the TOTEBOOK(TM) as a device, which delivers or complements the services, which these third parties provide, such as telephone service, Internet service, cable television, etc. Although a future possibility, the Company does not currently intend to sell the TOTEBOOK(TM) directly to consumers via retail sales channels. Inter-Con can sell to a broad range of customers worldwide.

The Company's target customers range from large corporations, government agencies and medical and educational institutions to small businesses and individuals. In general, the Company is trying similar sales and marketing approaches across all customer groups, as demand levels for each customer group are principally driven by similar changes in market prices and overall general economic conditions. Within each region, the Company has divided its sales and marketing forces among the various customer groups to attempt to meet each customer group's specific needs.

MARKETING AND SALES

As Inter-Con's business is highly technical, a majority of sales are expected to be complete systems with technical support. Inter-Con expects to use marketing companies, distributors and agents to sell its products in certain countries and geographic regions to market outside of Inter-Con's core markets. Inter-Con currently has non-exclusive arrangements with several distributors and agents to service selected regions within the United States. Terms of these arrangements provide for payments to the distributors on either a fixed percentage commission or discount from list price basis.

Information can be found on Inter-Con's and its products and services on the Internet at www.interconpc.net. The web site provides potential customers with a mechanism to request additional information on products and allows the customer to quickly identify and obtain contact information. Information on Inter-Con's web site is not part of this annual report.

The Company has previously announced a Joint-Venture Strategic Partnership with NIKKO Co., Ltd. of Tokyo, Japan. Further information on this agreement is included in the footnotes to the Financial Statements.

A subsequent event announced in early 2001, was the signing of a Strategic Alliance with Jackson Music Studios.Com. As of the issuance of this filing, the definitive roles of the Company and Jackson Music Studios.COM are being negotiated.

RESEARCH AND DEVELOPMENT

Inter-Con believes that a strong commitment to research and development is essential to the continued growth of its business. One of the key components of Inter-Con's development strategy is the promotion of a close relationship between its development staff, internally with Inter-Con's manufacturing and marketing personnel, and externally with Inter-Con customers. This strategy has allowed Inter-Con to develop and bring to market customer-driven products. Inter-Con has focused a large portion of its development resources during 1999 and 2000 on the development of a new multimedia and Internet product line. In addition, Inter-Con has formed a number of strategic relationships with suppliers and manufacturers that will allow the latest in technology and techniques to be utilized in the convergence set-top-box product line. Inter-Con will continue to incur research and development expenses with respect to the set-top-box product line during the current fiscal year. Inter-Con has extensive expertise in the technologies required to develop. Inter-Con believes that by having a research and development staff with expertise in key areas, it is well positioned to develop enhancements for its existing products as well as the next generation of multimedia set top box products. The Company successfully developed cooperative, working relationships with many advanced technology companies. Working with these companies, the Company's engineers manage quality, integrate technologies and design. This cooperative approach allows the Company to determine the best method and timing for delivering new technologies to the market. The Company's goal is to quickly and efficiently deliver the latest technology to its customers.

CUSTOM-BUILT STB COMPUTERS

The model is based on the principal that delivering custom-built STB computers is the best business model for providing solutions that are truly relevant to end-user needs. This concept, together with the Company's flexible, manufacturing process, enables the Company to achieve faster inventory turnover and reduced inventory levels and allows the Company to rapidly incorporate new technologies and components into its product offerings. In the same way that the Company's computer products are custom order, service and support programs are designed to fit specific customer requirements. The Company offers a broad range of service and support programs through its direct management of specialized service suppliers.

THE INTERNET

The Company is committed to refining and extending the advantages of its approach to the Internet. Through the Web site, potential customers can access a wide range of information about the Company's product offerings, can configure and purchase systems and peripherals on-line and can access support and technical information. The Company believes that it has opportunities for growth in all parts of the world, in all customer groups and in all product categories. While the Company believes that its business strategy provides it with competitive advantages, there are many factors that may affect the Company's business and the success of its operations.

INTERNET CUSTOMERS

The Company has capabilities to design and implement custom Internet sites for corporate and institutional customers through FutureComm Internet Services, owned by the Company as a result of the merger with Infopac Systems in 1999.

MANUFACTURING

The Company's manufacturing process consists of assembly, functional testing and quality control of the Company's STB computer systems. This flexible manufacturing process allows the Company to incorporate new technologies or components into its product offerings quickly. Quality control is maintained through the testing of components, parts and subassemblies at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems and information from the Company's customers obtained through its direct relationships and service and support programs.

PRODUCT DEVELOPMENT

The Company's product development efforts are focused on designing and developing competitively priced STB computer systems that adhere to industry standards and incorporate the technologies and features that the Company believes are most desired by its customers. To accomplish this objective, the Company must evaluate, obtain and incorporate new hardware, software, storage, communications and peripherals technologies that are primarily developed by others. The Company's product development team includes technical project managers and engineers experienced in system architecture, logic board design and operating systems. This approach to product design has enabled the Company to develop systems with improved functionality, reliability, and performance, while keeping costs competitive. The Company takes steps to ensure that new products are compatible with industry standards and that they meet cost objectives based on competitive pricing targets. The amount the Company spends on research, development and engineering activities, which the Company believes to be important to its continued success and growth, is determined as part of the annual budget process and is based on cost-benefit analyses and revenue forecasts. The Company prioritizes activities to focus on projects that it believes will have the greatest market acceptance and achieve the highest return on the Company's investment.

PATENTS, TRADEMARKS AND LICENSES

The Company holds a portfolio of patent applications pending. The inventions claimed in those patents and patent applications cover aspects of the Company's current and possible future computer system products, manufacturing processes and related technologies. The Company is developing a portfolio of patents that it anticipates will be of value in negotiating intellectual property rights with others in the industry. The Company has obtained U.S. federal trademark registration for its TOTEBOOK(TM) and CyberSpider(TM) words. From time to time, other companies and individuals assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the computer industry or the Company's business. The Company evaluates each claim relating to its products and, if appropriate, seeks a license to use the protected technology. The licensing agreements generally do not require the licenser to assist the Company in duplicating its patented technology nor do these agreements protect the Company from trade secret, copyright or other violations by the Company or its suppliers in developing or selling these products.

COMPETITION

Many Inter-Con competitors, and all competitors that have publicly tradable securities, have significantly greater resources than Inter-Con, and there can be no assurance that Inter-Con will be able to compete successfully in the future. In addition, manufacturers of computer equipment and software, some of which are larger and have significantly greater resources than Inter-Con, could elect to enter into Inter-Con's markets and compete with Inter-Con's products. There can be no assurance that Inter-Con will be able to develop a significant market share in the future. Inter-Con competes with many established companies in the set-top-box business including Scientific Atlanta, General Instrument, and many smaller companies. Most of these companies have greater resources available than Inter-Con does. The markets that are currently developing for multimedia and other Internet related products are extremely large and growing daily. Inter-Con has studied these markets and is of the belief based on this research that it can effectively compete in these markets with its multimedia set-top-box product line. However, there can be no assurance that these conclusions are correct and that the multimedia and Internet markets will continue to expand at their current rates and that Inter-Con can gain significant market share in the future.

The TOTEBOOK(TM) is in a unique competitive position because of its unparalleled capabilities and functionality. It can be used not only to surf the Internet, gather, send and read e-mail, but it is also a powerful, fully functional computer that can run a large number of commonly available operating systems. There is currently no product that provides all of the features and capabilities of the TOTEBOOK(TM). Personal computers, web boxes and other set top boxes can't do what the TOTEBOOK(TM) can do. To acquire the capabilities and functionality of the TOTEBOOK(TM), a purchaser would have to spend at least twice the price of a TOTEBOOK(TM) computer. The TOTEBOOK(TM) is also the subject of patent applications and other proprietary protection. The wireless keyboard, which comes standard with the TOTEBOOK(TM), gives the user flexibility to make TOTEBOOK(TM) and keyboard a part of the family entertainment and computing center, much like a universal remote control device. This is unlike an ordinary personal computer, which is usually located in a home office, bedroom or study.

PROPRIETARY INFORMATION

Inter-Con attempts to protect its proprietary technology through a combination of trade secrets, non-disclosure agreements, patent applications, copyright filings, technical measures, and common law remedies with respect to its proprietary technology. This protection may not preclude competitors from developing products with features similar to Inter-Con's products. The laws of some foreign countries in which Inter-Con sells or may sell its products do not protect Inter-Con's proprietary rights in the products to the same extent as do the laws of the United States. Although Inter-Con believes that its products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against Inter-Con in the future. If litigation resulted in Inter-Con's inability to use technology, Inter-Con might be required to expend substantial resources to develop alternative technology. There can be no assurance that Inter-Con could successfully develop alternative technology on commercially reasonable terms.

EMPLOYEES

On December 31, 2000, Inter-Con employed approximately 10 persons and retained several independent contractors. Inter-Con believes its employee relations to be good. The Company is not subject to any collective bargaining agreement.

Subsequent to year-end the Company laid off all its employees as part of a cost reduction and restructuring program.

Inter-Con enters into independent contractual relationships with various individuals, from time to time, as needed. Inter-Con intends to hire new personnel to support the growth of Inter-Con.

RISK FACTORS THAT MAY AFFECT INTER-CON'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing the company. Additional risks and uncertainties not presently known to or that are currently deem immaterial also may impair Inter-Con's business operations. If any of the following risks actually occur, Inter-Con's business could be harmed.

INTER-CON HAS A LIMITED OPERATING HISTORY AND EXPECTS TO ENCOUNTER RISKS FREQUENTLY FACED BY SUCH COMPANIES.

Inter-Con has a limited operating history and, accordingly, is subject to all of the substantial risks inherent in the commencement of an early-stage business enterprise. Additionally, Inter-Con has a limited business history that investors can analyze to aid them in making an informed judgment as to the merits of an investment in Inter-Con. Any investment in Inter-Con should be considered a high-risk investment because it is an early-stage company with unforeseen costs, expenses, competition and other problems to which such ventures are often subject.

INTER-CON'S PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND AN INABILITY ON ITS PART TO ADAPT OR ADJUST ITS TECHNOLOGY TO THESE DEVELOPMENTS MAY HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS.

The design, development, and manufacturing of multimedia entertainment products is highly competitive and characterized by rapid technology changes. Inter-Con will compete with other existing products and may compete against other development technology. Development by others of new or improved products or technologies may make Inter-Con's products obsolete or less competitive. While management believes that Inter-Con's products are based on established state-of-the-art technology, there can be no assurance that they will not be obsolete in the near future or that Inter-Con will be able to develop a commercial market for its products in response to future technology advances and developments.

INTER-CON'S MULTIMEDIA SET-TOP BOXES ARE IN THE INITIAL STAGES OF DEVELOPMENT AND INTER-CON MAY NOT BE ABLE TO EFFECTIVELY MASS-PRODUCE OR MASS MARKET THESE NEW PRODUCTS.

Inter-Con has developed several models of its convergent set-top box product line, and is currently in negotiations to obtain the necessary additional financing to mass-produce and market these devices. Inter-Con may not be able to obtain such financing, and even if it does may not be able to continue to effectively mass-produce or mass market these products.

INTER-CON'S SUCCESS DEPENDS UPON ITS ABILITY TO PROTECT ITS PROPRIETARY TECHNOLOGIES.

Inter-Con relies on non-disclosure agreements with employees, and common law remedies with respect to its proprietary technology and the filing of patents on its key technology. There can be no assurance that others will not misappropriate Inter-Con's proprietary technologies or develop competitive technologies or products that could adversely affect Inter-Con. In addition, although Inter-Con is not aware of any infringement claims against it or any circumstances that could lead to such claims, there can be no assurance that these claims could not be made which could adversely affect its business. Inter-Con's efforts to protect its intellectual property may cause it to become involved in costly and lengthy litigation, which could seriously harm its business. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although it has not become involved in intellectual property litigation, it may become involved in litigation in the future to protect its intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject it to significant liability for damages or invalidate Inter-Con's proprietary rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force Inter-Con to take specific actions, including:

o    Cease selling its products that use the challenged intellectual property;

o Obtain from the owner of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

o    Redesign those products that use infringing intellectual property.

INTER-CON FACES SUBSTANTIAL COMPETITION FROM COMPETITORS WITH SIGNIFICANTLY GREATER RESOURCES.

Computer and set top box industries include equipment manufacturers that serve many of the same customers served by Inter-Con. Substantially all of Inter-Con's competitors have significantly greater resources, including financial, technical and marketing, than Inter-Con, and there can be no assurance that Inter-Con will be able to compete successfully in the future. Inter-Con faces competition from many entities with significantly greater financial resources, well-established brand names, and larger customer bases. The numerous companies that may seek to enter its industry may expose Inter-Con to severe price competition for its products and services. Inter-Con expects competition to intensify in the future and expects significant competition from traditional and new companies.

A SYSTEM FAILURE COULD DELAY OR INTERRUPT INTER-CON'S ABILITY TO PROVIDE PRODUCTS OR SERVICES AND HAVE A MATERIALLY ADVERSE EFFECT ON INTER-CON'S BUSINESS.

Inter-Con's operations are dependent upon its ability to support its highly complex network infrastructure. Many of its potential customers are particularly dependent on an uninterrupted supply of services. Any damage or failure that causes interruptions in its operations could result in loss of these customers. Because of the nature of the services Inter-Con supplies and the complexity of Inter-Con's network, it is not feasible to maintain backup systems, and the occurrence of a natural disaster, operational disruption or other unanticipated problem could cause interruptions in the services it provides. Additionally, the failure of a major supplier to provide the components and parts necessary for its products and services, or of a major customer to continue buying its goods and services, as a result of a natural disaster, operational disruption or any other reason, could cause interruptions in the service Inter-Con provides and adversely affect its business prospects, financial condition and results of operations.

STOCKHOLDERS FACE POSSIBLE VOLATILITY OF STOCK PRICE FOR INTER-CON STOCK.

The market price of the common stock may experience fluctuations that are unrelated to the operating performance of Inter-Con. Inter-Con recently experienced a decrease in the market price of its common stock and the market price of its common stock has been quite volatile in the last 12 months. Inter-Con can provide no assurance that the current price will be maintained.

ITEM 2. PROPERTIES

Inter-Con's headquarters are located in Eden Prairie, Minnesota and include approximately 5,194 square feet of leased space that contains office space as well as a laboratory. The lease is at market rate and expires on August 31, 2001. In addition to base rent, the Company is required to pay as additional rent its pro rata share of operating expenses and real estate taxes for the building in which its facilities are located.

Subsequent to year-end the Company moved its headquarters to Plymouth MN and plans to move again prior to the end of 2001.

Inter-Con believes that its existing facilities are adequate to meet its current requirements but anticipates the need to acquire additional space within the next three years. Inter-Con believes that suitable space in close proximity to its existing headquarters will be available as needed to accommodate the growth of its operations through the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company has a dispute that involves failure for payment for services rendered. The vendor alleges the Company has been billed for work completed for over $250,000. The Company has recorded approximately $75,000 in accounts payable that had been invoiced to it. The Company has countered with a claim for breach of contract, fraud and negligence. Management expects that this dispute will be settled on favorable terms and has not recorded any additional liability in the financial statements for this contingency.

Subsequent to year-end the Company entered into binding arbitration and on May 25, 2001 was advised that it lost its case and is liable to pay $75,000 in settlement of all outstanding claims.

The Company has another dispute with a vendor for payment of services rendered. The vendor has demanded payment for approximately $91,000. The Company has accrued approximately $81,000 and believes it will have no further liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2000.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

Shares of Inter-Con common stock are listed on the (pink sheet) under the symbol "IPCN." On December 31, 2000, Inter-Con's common stock closed at $.09 per share. Inter-Con is authorized to issue 50,000,000 shares of common stock, 36,399,276 of which were issued and outstanding at December 31, 2000. At December 31, 2000, there were approximately 161 holders of record of Inter-Con common stock. The table set forth below, for the periods indicated, lists the reported high and low closing sale prices per share of Inter-Con common stock on the OTC BB.

                   2000                 High         Low
                   ----                 ----         ---
               1st Quarter              3.00         .22
               2nd Quarter              2.95         .80
               3rd Quarter              1.75         .47
               4th Quarter               .45         .06

Inter-Con has never paid any cash dividends on its common stock and does not anticipate paying cash dividends within the next two years. Inter-Con anticipates that all earnings, if any, will be retained for development of its business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, Inter-Con's operating and financial condition, Inter-Con's capital requirements and general business conditions.

RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth information for all securities issued during the last fiscal year without registration under the Securities Act. Between January, 2000 and December 2000, Inter-Con issued an aggregate of 7,058,809 shares of common stock. Inter-Con believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to accredited investors and since the transactions were non-recurring and privately negotiated. Between January, 2000 and December 2000, Inter-Con issued employees and consultants an aggregate of 2,368,522 shares of common stock for services rendered. Inter-Con believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to accredited investors or sophisticated investors and since the transactions were non-recurring and privately negotiated. The sophisticated investors had specific knowledge of Inter-Con and had general expertise in financial and business matters that they were able to evaluate the merits and risks of an investment in Inter-Con.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS
OF OPERATIONS DATA
(in thousands)

                                      1999                      2000
                                      ----                      ----
Revenues, net                            0                         0
Operating loss                      (1,603)                   (1,522)
Net loss                            (1,659)                   (1,578)
Basic and diluted
  loss per share                      (.07)                     (.05)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with Inter-Con's financial statements and accompanying notes to the financial statements.

OVERVIEW

The Company was incorporated in Minnesota in 1966 under the name Infopac Systems, Inc. and has been a development stage company since inception. On June 8, 1999, Infopac Systems, Inc. acquired all outstanding common stock of Inter-Con/PC, Inc through a statutory merger of Inter-Con/PC, Inc. into Infopac Systems, Inc immediately after the merger Infopac Systems, Inc. changed its name to Inter-Con/PC, Inc. For accounting purposes, the acquisition has been treated as an acquisition by Inter-Con/PC, Inc. of Infopac Systems, Inc. and as a recapitalization of Inter-Con/PC, Inc. The historical financial statements prior to June 8, 1999, are those of Inter-Con/PC, Inc. All share and per share information has been restated for this transaction.

The Company was formed as a technology-development Corporation whose mission is to develop, manufacture, modify off the shelf products, and market a set-top-box computer that would facilitate the convergence of voice, video, data and other technologies and all through the TV screen. To address the challenges of ever-evolving technologies, the Company built its convergent set-top-box in the foundation of a full-function personal computer. This platform is augmented by proprietary technologies designed to allow the set-top-box to serve as the control center for evolving home and business applications. ("Set Top Box") The Company's products will be targeted towards and positioned within the consumer electronics and computer telecommunications industries. The Company is continuing to develop its set-top-box products, and has sold an insignificant number of Set Top Boxes in preparation for entering into high volume manufacturing. The Company has begun marketing three models of its Set Top Box products; the TOTEBOOK(TM) Model 6001, the TOTEBOOK(TM) model 2001, and the TOTEBOOK(TM) model 1000, which is also being marketed under the Cyberspyder(TM) brand name. The 6001 model features a high-speed processor, hard drive, and DVD drive that functions as an interactive, multi-media home entertainment center. The 2001 model features a high-speed processor and PCI slot for a satellite card or a TV Tuner or other expansion cards, and a hard drive. The 1000 model is an internet access only unit with Disk on Module or Disk on Chip technology. All models except the 500 are designed around the X-86 technology platform and are equipped and packaged with an infrared wireless keyboard. Some models will also be equipped with a wireless remote.

Our future revenues and profits will depend on various factors, including market acceptance of Inter-Con-PC's products, the ability to successfully market, our ability to raise additional financing as required and general economic conditions. In addition, to the extent our marketing strategy is successful, we must control overhead expenses and the addition and retention of necessary personnel.

OPERATING RESULTS

The Company did not report any net revenues for the years ending December 31, 1999 or December 31, 2000.

Payroll, contract labor and related costs were $496,186 for fiscal 1999 compared to $510,714 for 2000.

Product development expense was $165,098 for fiscal 1999 and $133,862 for the period ending 2000.

General and administrative expense totaled $853,838 in fiscal 1999 compared to $877,620 in fiscal 2000.

Interest income was reported at $3,245 in fiscal 1999 and increased to $9,839 in fiscal 2000.

Interest expense was $90,921 in the year ending December 31, 1999 and decreased to $27,834 for the year ending December 31,2000. This was primarily due to the reduction in notes payable.

Miscellaneous income reported for fiscal 1999 was $31,110 for fiscal 1999 and $3,061 for 2000. The reduction represents debt forgiveness income booked during fiscal 1999.

Net loss/basic loss per share for fiscal 1999 was $1,659,333 or $.07 per share on 22,920,026 weighted shares outstanding, compared to a loss of $1,578,130 or $.05 per share on 32,951,008 weighted shares outstanding for fiscal 2000.

FINANCIAL CONDITION

As of December 31, 1999 we held cash of approximately $37,778 compared to $6,500 as of December 31,2000,

During the fiscal year 2000 notes payable of approximately $300,961 were converted to equity.

Trade payables were $393,107 as December 31, 1999 and were reduced to $267,764 as of December 31,2000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included following the signature have been audited by Schecter Dokken Kanter, independent Certified Public Accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as professionals in auditing and accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Inter-Con's directors and executive officers are:

NAME                         AGE             POSITION
----                         ---             --------
Michael P. Ferderer          54              Chairman of the board of directors,
                                             and chief executive officer

Pamela J. Holl               51              VP Engineering and Operations

Michael P. Ferderer has served as chairman of the board and chief executive officer of Inter-Con since June 1996. As founder, Mr. Ferderer has directed the operations of Inter-Con/PC, Inc. since its inception. His career assignments include 25 years with US WEST, specializing in land-line communication products to the wireless communications industry as an Account Manager as well as a host of other supporting assignments. That service combined with 28 years of various communications assignments for the U.S. Navy and Naval Reserve provides a unique perspective on the ever changing telecommunications industry. Mr. Ferderer attended the University of Minnesota in Business and Labor Relations.

Pamela J. Holl has served vice president of engineering and operations for Inter-Con since July of 1999. Ms. Holl is responsible for corporate scheduling and coordination for manufacturing the set top box. She is also responsible for Human Resources for the corporation. Ms. Holl's 25-year career includes experience in telecommunications, project management and enterprise resource planning. She joined the company in June of 1999 after three years as a consultant in computer telephony integration (CTI) for Inter-Con/PC, Inc. and several Fortune 500 companies. She holds a BS degree from the University of Minnesota and is a graduate of the University of Minnesota's Carlson School's Minnesota Management Institute.

There are family relationships among the directors and executive officers of Inter-Con. Mr. Ferderer and Ms. Holl are married to each other.

ITEM 11. BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Inter-Con's directors and executive officers, and persons who own beneficially more than ten percent of the common stock of Inter-Con, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports received by Inter-Con and on written representations from certain reporting persons, Inter-Con believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements.

ITEM 12. EXECUTIVE COMPENSATION

The following table provides information regarding compensation paid to Inter-Con's chief executive officer. No other executive officer received in excess of $100,000 in compensation during the fiscal year ended December 31, 2000.

SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                                                 Compensation Awards
                                                               -----------------------
                                  Annual Compensation                Number of
                          -------------------------------------   Shares Underlying     All Other
Name/Principal Position          Year     Salary       Bonus          Options         Compensation
------------------------  ------------  -----------  ----------  -------------------  --------------
Michael P. Ferderer              2000      100,000           0          40,000                    0
Chairman of the Board            1999      100,000           0               0                    0
Chief Executive Officer          1998      100,000           0         125,000                    0
and Secretary

ITEM 13. EMPLOYMENT AGREEMENTS

The Company entered into an Employment Agreement with Mr. Ferderer effective September 1, 1996, and renewed January 1, 2000 ("Ferderer Agreement") that obligates the Company to employ Mr. Ferderer for a period of five years at a salary of $100,000.00 per year, along with certain benefits and discretionary bonuses. The Company may terminate Mr. Ferderer only "for cause" as defined in the Ferderer Agreement. If the Company terminates Mr. Ferderer's employment without cause, his salary will continue for the remainder of the stated term of the Employment Agreement. Or, at Mr. Ferderer's option, he has the right to require the Company to make a lump sum payment of the value of the salary for the remaining stated term.

The Ferderer Agreement prohibits Mr. Ferderer from using certain confidential information, or from engaging in certain competition with the Company, both of which are defined more fully in the Ferderer Agreement. The Ferderer Agreement, however, expressly allows Mr. Ferderer to continue consulting with MPF, a company wholly owned by Mr. Ferderer, provided that such consulting does not materially detract from his duties as an employee of the Company, and, provided further that such consulting duties will only be to facilitate the Company's own Internet network, if established. Inter-Con has not entered into employment agreements with any of its current executive officers.

The Company signed an employment agreement with a vice-president on August 1, 1998. This agreement for a three-year period expired when the vice-president resigned. The resignation occurred in September 1999.

ITEM 14. STOCK OPTION PLANS

STOCK OPTIONS 1997 STOCK OPTION PLAN

Effective February of 1997, the Company adopted a Stock Option Plan (the "Option Plan") under which 200 million shares of the Company's Common Stock were initially reserved for issuance upon exercise of options granted to directors, officers, employees and consultants of the Company. The Option Plan provides for the grant of both stock options intended to qualify as incentive stock options as defined in the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options. The Option Plan will terminate on March 5, 2007, unless sooner terminated by the Board of Directors.

Subject to the limitations set forth in the Option Plan, the Board of Directors, or a committee, if administration of the plan is delegated to a committee of the Board, has the authority to select the persons to whom grants are to be made, to designate the number of shares to be covered by each option, to determine whether an option is to be an incentive stock option or a non-qualified stock option, to establish vesting schedules and, subject to certain restrictions, to specify other terms of the options. The maximum term of options granted under the Option Plan is ten years. Options granted under the Option Plan generally are non-transferable and, with respect to incentive stock options, expire three months after the termination of an optionee's employment with the

Company. In general, if an employee who receives an incentive stock option dies while employed by the Company, such employee's incentive stock options may be exercised up to one year after his or her death.

The Board of Directors (or its committee) determines the exercise price of options granted under the Option Plan at the time of grant. The exercise price of incentive stock options must equal at least the fair market value of the Common Stock on the date of grant. The exercise price of incentive stock options granted to any person, who at the time of grant owns stock possessing more than 10% of the total voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of such incentive stock options cannot exceed five years. The exercise price of non-qualified stock options may be determined by the Board of Directors. As of July 1, 1997, the Company had outstanding options to purchase an aggregate of 24,000 shares (all of which were incentive stock options) held by one (1) person at an average exercise price of $1.75 per share. As of June 30, 1997, no options granted pursuant to the Option Plan had been exercised.

2000 NON-EMPLOYEE DIRECTORS AND CONSULTANTS STOCK PLAN

The 2000 Non-Employee Directors and Consultants Stock Plan (the "Directors' and Consultants' Plan") replaces the 1997 Directors' Stock Option Plan in its entirety. The Directors' and Consultants' Plan provides that Non-Employee Directors and Consultants who are responsible for or contribute to the management, growth and/or profitability of the business of the Company, its Parents or Subsidiaries are eligible to be granted Stock Options or Restricted Stock awards under the Plan. The Board of Directors (or its committee) determines the exercise price of options granted under the Option Plan at the time of grant. The exercise price of incentive stock options must equal at least the fair market value of the Common Stock on the date of grant. The optionees and participants under the Plan shall be selected from time to time by the Committee, in its sole discretion, from among those eligible, and the Committee shall determine, in its sole discretion, the number of shares covered by each award. Any Stock Option granted under the Plan shall be in such form and upon such terms and conditions as the Committee may from time to time approve. The Committee shall have the authority to grant any eligible optionee Stock Options. In addition, subject to the restrictions contained in this Plan and applicable law, the Committee shall have the authority to modify the terms and conditions of any previously granted Stock Option. The Stock Options granted under the Plan are Non-Qualified Stock Options. No Options shall be granted under the Plan after August 10, 2010.

The Plan is intended to constitute an "unfunded" plan for incentive and deferred compensation. With respect to any payments not yet made to a participant or optionee by the Company, nothing contained herein shall give any such participant or optionee any rights that are greater than those of a general creditor of the Company. In its sole discretion, the Committee may authorize the creation of trusts or other arrangements to meet the obligations created under the Plan to deliver Stock or payments in lieu of or with respect to awards hereunder, provided, however, that the existence of such trusts or other arrangements is consistent with the unfunded status of the Plan.

ITEM 15. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 16. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 17. OTHER INFORMATION

None

ITEM 18. EXHIBITS AND REPORTS ON FORM 8-k

         a.      Exhibits
                 None

         b.      Reports on Form 8-k
                 None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTER-CON/PC, INC.
                                       ("Registrant")


Dated:  May 31, 2001                   By: /s/ Michael P Ferderer
                                          --------------------------------------
                                           Michael P. Ferderer,
                                           Chief Executive Officer,
                                           sole Director and
                                           Chief Financial Officer

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Inter-Con/PC, Inc.
Eden Prairie, Minnesota

We have audited the accompanying balance sheets of Inter-Con/PC, Inc. (a development stage company) as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period June 17, 1996 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter-Con/PC, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for the years then ended and the period June 17, 1996 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 2 to the financial statements, the Company is in the development stage, has not generated any revenues since inception, and has a deficit accumulated during the development stage, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Schechter Dokken Kanter Andrews & Selcer Ltd



May 8, 2001, except for Note 9, as to
which the date is May 31, 2001
Minneapolis, Minnesota

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                  December 31
                                                                        -----------------------------
                                                                             1999            2000
                                                                        -------------    ------------
ASSETS:

   Current assets:
      Cash and cash equivalents                                         $      37,778    $      6,500
      Accounts receivable                                                                       1,464
      Inventory                                                                                16,875
      Prepaid expenses                                                            881           4,378
                                                                        -------------    ------------

        Total current assets                                                   38,659          29,217
                                                                        -------------    ------------

   Property and equipment:
      Equipment                                                                81,755          86,569
      Leasehold improvements                                                  101,887         101,887
      Less accumulated depreciation                                           (51,024)        (87,263)
                                                                        -------------    ------------
                                                                              132,618         101,193
                                                                        -------------    ------------

   Other assets, investment                                                    50,000
                                                                        -------------

        Total assets                                                    $     221,277    $    130,410
                                                                        =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

   Current liabilities:
      Accounts payable:
        Trade                                                           $     393,107    $    267,764
        Related parties                                                       240,043         333,047
      Accrued expenses                                                        294,604         165,039
      Deferred revenue                                                         28,130          55,000
      Notes payable                                                           370,662
                                                                        -------------    ------------

        Total current liabilities                                           1,326,546         820,850
                                                                        -------------    ------------


   Stockholders' equity (deficit):
      Common stock, no par, authorized 50,000,000 shares,
        shares outstanding; 26,971,945, December 31, 1999
        and 36,399,276, December 31, 2000;                                  4,370,350       6,372,309
      Deficit accumulated during the development stage                     (5,475,619)     (7,062,749)
                                                                        -------------    ------------
                                                                           (1,105,269)       (690,440)
                                                                        -------------    ------------

        Total liabilities and stockholders' equity                      $     221,277    $    130,410
                                                                        =============    ============





                       See notes to financial statements.

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                      June 17, 1996
                                                        Years ended December 31       (inception) to
                                                     ----------------------------      December 31,
                                                         1999            2000              2000
                                                     ------------    ------------    ----------------

Operating expenses:
   Payroll, contract labor, and related costs        $    496,186    $    510,714      $  1,943,215
   Product development                                    165,098         133,862         1,624,193
   General and administrative                             853,838         877,620         3,217,482
                                                     ------------    ------------      ------------

Operating loss                                          1,515,122       1,522,196         6,784,890
                                                     ------------    ------------      ------------

Other income (expense):
   Write-off of note receivable and investment            (87,645)        (50,000)         (137,645)
   Interest income                                          3,245           9,433            55,388
   Interest expense                                       (90,921)        (27,834)         (251,819)
   Miscellaneous income                                    31,110           3,467            56,217
                                                     ------------    ------------      ------------

                                                         (144,211)        (64,934)         (277,859)
                                                     ------------    ------------      ------------

Net loss                                             $ (1,659,333)   $ (1,587,130)     $ (7,062,749)
                                                     ============    ============      ============


Basic and diluted loss per share                     $       (.07)   $       (.05)     $       (.40)
                                                     ============    ============      ============

Weighted average number of shares outstanding,
  basic and diluted                                    22,920,026      32,951,008        17,705,785
                                                     ============    ============      ============







                       See notes to financial statements.

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                               Common stock               Deficit
                                            no par, authorized          accumulated
                                             50,000,000 shares           during the
                                      -----------------------------      development
                                          Shares           Amount           stage            Total
                                      -------------   -------------    --------------    ------------

Initial sale of common
  stock at $0.007 per share                 300,000   $       2,000                      $      2,000

Common stock issued October 31, 1996,
  at $0.00 per share in exchange for
  contribution of technology:
    I-Pad(TM)                             5,700,000               0                                 0
    Set Top Box                           6,000,000               0                                 0

Common stock issued in
  exchange for rent
  November 5, 1996, at
  $0.30 per share                           333,335         100,000                           100,000

Fair value of warrants
  issued November 29, 1996,
  to debt holders and place-
  ment agent                                                 50,763                            50,763

Net loss                                                                 $    (216,836)      (216,836)
                                      -------------   -------------      -------------   ------------

Balance, December 31,
  1996                                   12,333,335         152,763           (216,836)       (64,073)

Common stock issued July 22,
  1997, for fair value of services
  at $0.35 per share                         25,000           8,750                             8,750

Fair value of warrants
  issued to debt holders,
  June and July 1997                                          7,323                             7,323

Common stock issued
  August and September
  1997, at $0.38 per share                4,375,000       1,650,387                         1,650,387




                       See notes to financial statements.

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)



                                               Common stock               Deficit
                                            no par, authorized          accumulated
                                             50,000,000 shares          during the
                                      -----------------------------     development
                                          Shares           Amount           stage            Total
                                      -------------   -------------    --------------    ------------
Common stock issued for debt
     conversions:
     September 29, 1997, at $0.35
       per share                            414,265   $     145,000                      $    145,000
     October 27, 1997, at $0.30 per
       share                              1,666,650         500,000                           500,000

Contribution by SAC Technologies,
  Inc.                                                       42,621                            42,621

Net loss                                                                $ (1,583,775)      (1,583,775)
                                        -----------   -------------     ------------     ------------

Balance, December 31, 1997               18,814,250       2,506,844       (1,800,611)         706,233

Common stock issued April 15, 1998,
  for fair value of services $0.35
  per share                                  75,000          26,250                            26,250

Fair value of warrants issued to debt
  holders June, July and September
  1998                                                       29,696                            29,696

Net loss                                                                  (2,015,675)      (2,015,675)
                                        -----------   -------------     ------------     ------------

Balance, December 31, 1998               18,889,250       2,562,790       (3,816,286)      (1,253,496)

Common stock issued February 10,
  1999, at $0.70 per share                   25,000          17,500                            17,500

Common stock issued for fair value
  of product development costs, June
  1, 1999, at $0.70 per share                69,085          48,359                            48,359

Common stock issued to acquire
  equipment at historical net book
  value from related party, June
  7, 1999, at $0.052 per share              250,000          12,892                            12,892



                       See notes to financial statements.

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                                  Common stock                Deficit
                                               no par, authorized           accumulated
                                                50,000,000 shares           during the
                                         -----------------------------      development
                                             Shares           Amount           stage            Total
                                         -------------   -------------    --------------    ------------
Common stock issued for leasehold
  improvements at fair value, June
  7, 1999, at $0.20 per share                  500,000   $     100,000                      $    100,000

Common stock outstanding of Infopac
  Systems, Inc. recorded in connection
  with merger June 8, 1999                   4,331,600               0                                 0

Common stock issued for debt
  conversion,  June 25, 1999, at
  $0.835 per share                             718,830         600,000                           600,000

Common stock issued for debt
  conversion, September 12, 1999,
  at $0.70 per share                           887,500         621,250                           621,250

Common stock issued for consulting,
  September 30, 1999, at $0.76 per
  share                                         22,473          17,255                            17,255

Common stock issued for consulting,
  October 1, 1999, at $0.70 per share           10,057           7,040                             7,040

Common stock issued for rent,
  October 1, 1999, at $0.10 per share          610,000          61,139                            61,139

Common stock issued for product
  development costs, at October 1,
  1999, at $0.56 per share                      10,000           5,625                             5,625

Common stock issued for cash, at
  October 1, 1999, at $0.20 per share          500,000         100,000                           100,000

Common stock issued to related
  party for cash, at December 15, 1999,
  at $0.10 per share                           100,000          10,000                            10,000




                       See notes to financial statements.

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                            Common stock                        Deficit
                                         no par, authorized                   accumulated
                                          50,000,000 shares      Stock        during the
                                      ----------------------  subscription    development
                                        Shares      Amount     receivable       stage           Total
                                      ---------- -----------  ------------ ---------------  ------------
Common stock issued for
  consulting, December 31, 1999,
  at $.70 per share                       48,150 $    33,704                                $     33,704

Fair value of stock options issued
  to consultants, lender and board
  members                                             32,052                                      32,052

Fair value of stock options issued
  to the Marketing Advisory Board                      4,581                                      4,581

Fair value of stock options issued
  to Advisory Board Members                          101,481                                     101,481

Fair value of warrants issued for
  interest during 1999                                 8,142                                       8,142

Conversion feature of convertible
  debt                                                26,540                                      26,540

Net loss                                                                   $    (1,659,333)   (1,659,333)
                                      ---------- -----------  ------------ ---------------  ------------

Balance, December 31, 1999            26,971,945   4,370,350                    (5,475,619)   (1,105,269)

Common stock issued for cash,
  January 13, 14 and 18, 2000,
  at $.10 per share                    1,070,000     107,000                                     107,000

Common stock issued for cash,
  and receivable, January 14, 19,
  and February 2, 2000 at $.20 per
  share, 50,000 share subscribed       1,650,000     330,000   $   (10,000)                      320,000

Common stock issued for cash,
  January 19, 2000 at $.20 per
  share                                  910,000     182,000                                     182,000




                       See notes to financial statements.

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                         Common stock                        Deficit
                                      no par, authorized                   accumulated
                                       50,000,000 shares      Stock        during the
                                   ----------------------  subscription    development
                                     Shares      Amount     receivable        stage          Total
                                   ---------- -----------  ------------ ---------------  ------------
Common stock issued for cash,
  January 21, and March 3, 2000,
  at $.45 per share                    94,444  $   42,500                                $     42,500

Common stock issued for cash,
  February 1, 2000, at $.34 per
  share                               294,116     100,000                                     100,000

Common stock issued for cash,
  February 1, 2000, at $.30 per
  share                               200,000      60,000                                      60,000

Common stock issued for debt
  conversion, and accrued
  interest, March 7, 2000, at
  $.10 per share                    1,065,340     106,534                                     106,534

Common stock issued for cash,
  March 15, 2000, at $.75 per
  share                                50,000      37,500                                      37,500

Subscription receivable collected
  June 1, 2000                                              $    10,000                        10,000

Common stock issued for product
  development costs at May 31,
  2000, at $.10 per share             101,856      10,186                                      10,186

Common stock issued for cash,
  May 23, 2000, at $.60 per share   1,250,000     750,000                                     750,000

Common stock issued for cash,
  April 10, 2000, at $.20 per
  share                                25,000       5,000                                       5,000

Common stock issued for debt
  conversion, and accrued
  interest, June 18, 2000, at
  $.10 per share                      324,909      32,491                                      32,491


                       See notes to financial statements.

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                            Common stock                       Deficit
                                         no par, authorized                   accumulated
                                          50,000,000 shares      Stock        during the
                                      ----------------------  subscription    development
                                        Shares      Amount     receivable        stage          Total
                                      ---------- -----------  ------------ ---------------  ------------
Common stock issued for cash,
  July 17, 2000, at $.20 per share        25,000 $     5,000                                $      5,000

Common stock issued for services,
  September 27, 2000, at $.60 per
  share                                   16,666      10,000                                      10,000

Common stock issued for cash,
  October 13, 2000, at $.20 per
  share                                  100,000      20,000                                      20,000

Common stock issued for
  consulting December 26, 2000,
  at $.063 per share                   2,250,000     141,750                                     141,750

Fair value of options issued to
  Advisory Board Members                              61,998                                      61,998

Net loss                                                                    $   (1,587,130)   (1,587,130)
                                      ----------  ----------   -----------  --------------  ------------

Balance, December 31, 2000            36,399,276  $6,372,309   $         0  $   (7,062,749) $   (690,440)
                                      ==========  ==========   ===========  ==============  ============









                       See notes to financial statements.

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                       June 17, 1996
                                                        Years ended December 31       (inception) to
                                                     ----------------------------      December 31,
                                                         1999            2000              2000
                                                     ------------    ------------    ---------------
Cash flows from operating activities:
   Net loss                                          $ (1,659,333)   $ (1,587,130)     $ (7,062,749)
   Adjustment to reconcile net loss to net
   cash flows from operating activities:
      Depreciation                                         32,079          36,239            87,263
      Amortization                                         75,811                           393,230
      Write-off of note receivable and investment          87,645          50,000           137,645
      Common stock issued for services and rent           173,122         170,961           379,084
      Fair value of options and warrants issued
        to non-employees                                  146,256          61,998           250,874
      Conversion feature of convertible debt               26,540                            26,540
      Change in assets and liabilities:
        Accounts receivable                                                (1,464)           (1,464)
        Prepaid expenses                                   51,786          (3,497)           10,772
        Inventory                                                         (16,875)          (16,875)
        Other assets                                                                        (23,316)
        Accounts payable:
           Trade                                          (72,616)       (125,343)          267,764
           Related parties                                (16,472)         93,004           230,406
        Accrued expenses                                  160,360        (129,565)          165,039
        Deferred revenue                                   28,130          26,870            55,000
                                                     ------------    ------------      ------------

   Net cash used in operating activities                 (966,692)     (1,424,802)       (5,100,787)
                                                     ------------    ------------      ------------

Cash flows from investing activities:
   Expenditures for:
      Property and equipment                               (3,006)         (4,814)          (75,563)
      Note receivable                                                                      (100,000)
      Investment                                                                            (50,000)
   Repayment received on note receivable                                                     12,355
                                                     ------------    ------------      ------------

   Net cash used in investing activities                   (3,006)         (4,814)         (213,208)
                                                     ------------    ------------      ------------










                       See notes to financial statements.

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                      June 17, 1996
                                                        Years ended December 31       (inception) to
                                                     ----------------------------      December 31,
                                                         1999            2000              2000
                                                     ------------    ------------    ----------------
Cash flows from financing activities:
   Proceeds from:
      Notes payable                                  $    916,103                      $  2,329,852
      Related parties                                                                       102,641
      Issuance of common stock and warrants               127,500    $  1,639,000         3,418,887
   Repayment on notes payable                             (38,885)       (240,662)         (333,602)
   Debt placement costs                                                                    (197,283)
                                                     ------------    ------------      ------------

   Net cash provided by financing activities            1,004,718       1,398,338         5,320,495
                                                     ------------    ------------      ------------

Net increase (decrease) in cash and cash
  equivalents                                              35,020         (31,278)            6,500

Cash and cash equivalents:
   Beginning                                                2,758          37,778
                                                     ------------    ------------      ------------

   Ending                                            $     37,778    $      6,500      $      6,500
                                                     ============    ============      ============


Cash paid for interest                               $     53,853    $     32,298      $    152,383
                                                     ============    ============      ============

Supplemental disclosure of non-cash investing and financing activities:

   Fair value of warrants and options issued         $    146,256    $     61,998      $    306,459
                                                     ============    ============      ============

   Common stock issued:
      For services                                   $    111,983    $    170,961      $    317,944
                                                     ============    ============      ============

      For rent                                       $     61,139                      $    161,139
                                                     ============                      ============

      For debt conversion and accrued interest       $  1,221,250    $    130,000      $  1,996,250
                                                     ============    ============      ============

      For property and equipment                     $    112,892                      $    112,892
                                                     ============                      ============

   Contribution by SAC Technologies, Inc.                                              $     42,621
                                                                                       ============






                       See notes to financial statements.

                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of business and basis of presentation:

     The Company was incorporated in Minnesota in 1996 and has been a development stage company since inception. It remains in development stage as it continues refining its technology and developing marketing plans. On June 8, 1999, Infopac Systems, Inc. acquired all outstanding common stock of Inter-Con/PC, Inc. (the "Company") through a statutory merger of Inter-Con/PC, Inc. into Infopac Systems, Inc. Immediately after the merger Infopac Systems, Inc. changed its name to Inter-Con/PC, Inc. For accounting purposes, the acquisition has been treated as an acquisition by Inter-Con/PC, Inc. of Infopac Systems, Inc. and as a recapitalization of Inter-Con/PC, Inc. The historical financial statements prior to June 8, 1999, are those of Inter-Con/PC, Inc. All share and per share information has been restated for this transaction.

     InterCon/PC, Inc. was formed as a technology-development Company whose mission is to develop, manufacture, and market a set-top-box computer that would facilitate the convergence of voice, video, data and other technologies all through the TV screen. To address the challenges of ever-evolving technologies, the Company built its convergent set-top-box in the foundation of a full-function personal computer. This platform is augmented by proprietary technologies designed to allow the set-top-box to serve as the control center for a myriad of evolving home and business applications. The Company's products will be targeted towards and positioned within the consumer electronics and telecommunications industries. The Company is continuing to develop its set-top-box products, and has manufactured a small number of prototype units in preparation for entering into high volume manufacturing. The Company has begun marketing three different models of its set-top-box products; (1) the TOTEBOOK(TM)6001; (2) the TOTEBOOK(TM)2001; and (3) the TOTEBOOK(TM)1000, which is also being marketed under the CyberSpider(TM)brandname. The 6001 model features a high-speed processor, 10 gigabyte or more hard drive, and DVD drive that functions as an interactive multi-media home entertainment center. The 2001 model features a high-speed processor and PCI slot with a TV Tuner and a 6 gigabyte hard drive. The 1000 model is an Internet access only unit with Disk on Module or Disk on Chip technology. All models except the 1000 are designed around the X-86 technology platform and are equipped and packaged with an infrared wireless keyboard. Some models will also be equipped with a wireless remote.

Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates

Cash equivalents:

     Cash equivalents consist of highly liquid, interest bearing investments that have original maturities of three months or less.

Concentration of credit risk:

     The Company maintains its cash at two financial institutions in the Minneapolis/St. Paul area of Minnesota. At times, balances may exceed federally insured limits.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Inventory:

     Inventory, consisting primarily of finished goods is valued at the lower of cost or market. Cost is determined using the first in first out method.

Deferred revenue:

     Pursuant to Financial Accounting Standards Board Concept Number 5, the Company recorded deferred revenue to reflect the receipt of payments before December 31, 1999 for prototype units shipped after year end. The Company has not completed its obligations under the related agreement. Consequently, the amount remains deferred at December 31, 2000.

Investment:

     The investment consisted of a minority interest in common stock of a development stage company and was recorded at cost. During 2000, management determined that there was no ongoing value to the investment. Consequently, the Company wrote its investment down to $0.

Property, equipment, leasehold improvements and depreciation:

     Property, equipment and leasehold improvements are carried at cost. Depreciation of equipment is computed using the straight-line method over estimated lives of 3-7 years. Amortization of leasehold improvements is provided for on the straight-line method over the term of the lease.

Organization costs:

     Organization costs were being amortized using the straight-line method over a 60 month period. On January 1, 1999, unamortized organization costs were expensed as a result of adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

Miscellaneous income:

     Miscellaneous income consists of discharge of indebtedness attributable to expenses recorded in accounts payable and accrued in a prior year, minimal subscription income from internet access services and rental income from the lease of space to MPF, Inc.

Debt placement costs:

     Debt placement costs in connection with bridge financing are being amortized over the term of the notes using the straight-line method. The straight-line method provides results that are not materially different than the interest rate method due to the term of the notes being only one year.

Earnings per share:

     Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Diluted earnings per share is not presented as the effect of outstanding warrants and options is anti-dilutive. Stock options and warrants of approximately 3,120,000 and 5,641,000 for years ending December 31, 1999 and 2000, respectively, were not used in the calculation of diluted earnings per share because they were anti-dilutive.

                               INTER-CON/PC, INC.
                         (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Stock-based compensation:

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and elected to continue the accounting set forth in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has provided the necessary pro forma disclosures as if the fair value method had been applied.

Disclosures of fair value of financial instruments:

     The carrying amounts reported in the balance sheet for cash approximate fair value due to the short maturity of such instrument. The fair value of the Company's equity investment in a privately held company has no quoted market prices, accordingly, a reasonable estimate of fair market value could not be made without incurring excessive costs.

     The fair value of the Company's notes payable is not practical to estimate due to conversion features and warrants offered with the debt, whose market value is not determinable.

Reclassifications:

     Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

2. DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is in the development stage with no sales of its products and its products are subject to rapid changes in technology. During 2000, the Company sold 100 prototype models that are to be replaced once the units have been updated and the Company is ready for commencement of its principal operation. Proceeds of this transaction of $55,000 has been recorded as deferred revenue. There is no assurance that the Company will be able to generate significant sales of its products. Additionally, the Company has a deficit accumulated during the development stage of $5,475,619 as of December 31, 1999 and $7,095,749 as of December 31, 2000. Management anticipates net losses will continue for the foreseeable future. Additional financing will be required to complete development and enhancement of the Company's products and bring them to market.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


2. DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN (CONTINUED):

The Company completed a Joint-Venture Strategic Partnership Agreement (the "Agreement") with NIKKO Co., Ltd. of Tokyo, Japan, and Maxwood Technology Ltd. of Hong Kong, China on May 12, 2000. The parties plan to collaborate in the production, sales, and distribution of several of the Company's proprietary set-top-box product designs. This strategic alliance utilizes the combined resources and expertise of all three companies to more effectively launch the Company's set-top-box products on a global scale. As part of the Agreement, the Company and NIKKO Co., Ltd. will form and equally own another joint-venture company named NIKKO Multi Media, Inc. (NMMI), in order to globally market all versions of the Company's set-top-box products. NMMI would be capitalized initially by NIKKO Co., Ltd. and the Company with each contributing $25,000 and additional funding obtained by NIKKO Co., Ltd. providing loans at 8% interest to the Joint-Venture. No funding of the Joint Venture has occurred as of December 31, 2000.

The Company would be responsible for ongoing set-top-box development engineering plus research and development for new products. Maxwood Technology Ltd. will be responsible for high volume production design, engineering, and manufacturing. NIKKO Co., Ltd. will provide the financial resources necessary for component purchasing as well as coordinating with the parties all product sales and distribution through NMMI. To date, NMMI has not been formed by the parties. The Company will receive ongoing royalty revenue for set-top-box product sales plus equally share with NIKKO Co., Ltd., all profits generated by NMMI.

To help cover expenses until it realizes sufficient revenue, the Company plans to pursue additional financing and reduce non-essential costs. Subsequent to year end, the Company raised approximately $57,000 through the sale of stock, borrowed $12,500 and had miscellaneous cash receipts of $4,400. In addition, after year end to help reduce costs, the Company moved out of its offices to occupy space on a rent-free basis and terminated substantially all of its employees.

Although the Company has raised additional capital, and management's plans include raising additional capital and launching the set-top-box, there is substantial doubt about the Company's ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company advancing beyond the development stage and developing sustained operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


3. NOTE RECEIVABLE:

The Company invested $100,000 in a note receivable from Flagstick Guarantee, Inc. on February 1998, with interest accruing on the unpaid principal at a rate of 1.25% per month through December 1998. The note matured on April 30, 1998, the date Flagstick Guarantee, Inc. defaulted on the note. In October 1998, the Company received interest of $10,495 plus $14,505 of principal but has not collected anything more since then. Based upon discounted estimated future cash flow from the note at the time, the Company accrued $2,150 of interest income from October 1998 to December 1998. The Company ceased to accrue interest on the note as of January 1, 1999. In 1999, the Company wrote off the remaining unpaid principal balance and interest accrued. The Company is still pursuing collection of the outstanding balance.

4. INVESTMENT:

The Company has invested $50,000 for 76,923 shares of common stock in Cyrus Intersoft, Inc., (Cyrus) a software company that is in the development stage. The stock split three for one, resulting in the Company holding 230,769 shares. The Company plans to use Cyrus Intersoft Software as an application overlay with a LINUX operating system. This provides the TOTEBOOK(TM) user with a multiple number of applications and eliminates the need for a hard drive within the TOTEBOOK(TM). Management believes the value of the investment at December 31, 2000 is $0; there is no public market for the stock and Cyrus does not have meaningful operations. At December 31, 1999, the Company had pledged 76,923 shares of Cyrus to secure a note payable by the President, who advanced the proceeds to the Company and pledged another 76,923 shares to secure notes payable. Subsequent to year-end, the final 76,923 shares were pledged for a letter of credit to help secure credit with a vendor.

5. NOTES PAYABLE:

Notes payable consist of the following:

                                                                                             1999
                                                                                         ------------
Note payable, individual, payable quarterly with $18,000 installments plus interest at 12%, balance due in May 2000. Pursuant to a verbal agreement, the note was converted into a demand note in May 2000, the date of maturity, under substantially equivalent terms, secured by stock investment of 76,923 shares in
Cyrus Intersoft Inc.  Paid in full in 2000.  Warrants to purchase 373,330 shares of common stock at $0.84 per share were also issued.  The warrants expire in May
2004.                                                                                    $   146,604

Note payable individual, due on demand with interest at 12%, unsecured, issued with warrants to purchase 17,500 shares of common stock at $0.84 per share,
expiring February 2004.  Paid off in 2000.                                                    17,500

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


5. NOTES PAYABLE (CONTINUED):

                                                                                             1999
                                                                                         ------------
Note payable, bank, due in monthly installments of $303 through June 2000 with
interest at 8.75%, secured by vehicle.  Paid in full in 2000.                            $      2,058

Convertible debentures individual, interest payable monthly at 2% above the prime rate, 10.5% at December 31, 1999, with principal due on demand, convertible into 1,520,000 shares of common stock issued with warrants to purchase 54,894 shares of common stock at $0.84 per share, expiring September
2004, and warrants to purchase 22,000 shares of common stock at $1.50 per
share expiring January, 2003.  (B)                                                            152,000

Convertible notes payable, original balance of $700,000, at 8% interest,
imputed interest at 12%, unsecured, due June 1999. (A)                                         52,500
                                                                                         ------------
                                                                                              370,662
Less current portion                                                                          370,662
                                                                                         ------------

                                                                                         $          0
                                                                                         ============


(A) The notes were convertible into 1,000,000 shares of common stock and were sold with 350,000 detachable warrants to purchase common stock at $0.70 per share. The notes and warrants were recorded using a 12% interest rate to recognize the value of the warrants and conversion feature. Additional warrants were issued to the selling agent to purchase 100,000 shares of stock at $0.84 per share. No amounts were ascribed to these warrants. The Company requested note holders to exercise their conversion rights in 1999 on the date of maturity and 31 note holders converted $621,250 of the notes in September 1999. The conversion period was extended because the Company did not have the necessary funds to repay the notes when they were due. Two notes with a total principal amount of $52,500 remain unpaid at December 31, 1999, because the two note holders allowed the Company to defer payment of their notes until the year 2000, under substantially equivalent terms. The remaining notes were paid in full in 2000.

(B) Principal of $130,000 was converted to common stock in 2000 with the remaining $22,000 being paid by the Company.

6. PROVISION FOR INCOME TAXES:

The Company has approximately $5,500,000 and $7,067,000 of net operating loss carryforwards for tax purposes at December 31, 1999 and 2000, respectively. These resulted in a tax benefit for 1999 and 2000 of $664,000 and $627,000, respectively, and thus gave rise to deferred tax assets of approximately $2,200,00 and $2,827,000 for each year respectively. Utilization of the deferred tax asset is dependent on future taxable profits. Since the Company has no history of profitable operations, the Company has provided a valuation allowance of 100% of the related asset. Net operating loss carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code should the ownership of the Company change substantially and otherwise expire in years 2011-2020.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


7. RELATED PARTY TRANSACTIONS AND COMMITMENTS:

Contributed technology:

     In 1996, technology was contributed related to the I-Pad(TM) and set-top-box in exchange for common stock. The Company recorded no value related to the technology since the contributors' accounting value for the technology was zero due to these technologies being internally developed by each contributor.

Technical support and cooperative development agreement:

     The Company entered into a technical support and cooperative development agreement effective November 1, 1996, with SAC Technologies, Inc. (SAC), a principal stockholder of the Company. In November 1999, SAC sold their stock in the Company.

     The agreement required SAC to provide technical support regarding the set-top-box, and design, develop, and deliver the Mux Panel and Data-Cop products in accordance with detailed specifications for which the Company agreed to pay SAC $15,566 per month for the first six months of ongoing technical support. Thereafter, 30 monthly payments of $11,667 were required.

Support, sublease, and sharing agreements:

     The Company has a support services agreement with MPF, Inc., a company wholly-owned by a principal stockholder of the Company. The three year agreement is dated September 1, 1996, and is subject to any termination or renewal as provided in the employment agreement of the principal stockholder of the Company. MPF, Inc. is required to make available to the Company local and long distance carrier services which will be paid for based on actual usage on a monthly basis. In addition, MPF, Inc. agrees not to market internet access switches or services directly in competition with the Company except in the Minneapolis/St. Paul area of Minnesota. In conjunction with the renewal of the stockholder's employment agreement as of January 1, 2000, the support services agreement has been extended for five years.

     The Company also has a sublease and sharing agreement with MPF, Inc. dated September 1, 1996, and continuing on a monthly basis thereafter. The Company subleases office space to MPF, Inc. for $624 per month. Effective March 1, 1997, the amount was reduced to $531 per month as MPF, Inc. moved to smaller office space than initially agreed upon. MPF, Inc. permits the Company to use certain equipment owned or leased by MPF, Inc. for a monthly fee of $500. This agreement terminated June 8, 1999.

     The amount of annual sublease income was $6,372 for each of 1999 and 2000. Total annual equipment rent expense was $6,000 for 1999 and $6,900 for 2000.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


7. RELATED PARTY TRANSACTIONS AND COMMITMENTS (CONTINUED):

Employment agreements:

     The Company entered into an employment agreement through August 1999 with a principal stockholder that obligated the Company to employ him as chief executive officer at a base salary of $100,000 per year, along with certain benefits and discretionary bonuses. This agreement was renewed effective January 1, 2000, for five years.

     In the event the Company terminates his employment without cause, the employee will be entitled to receive the remaining amount of base salary, paid semi-monthly, due under this agreement or at his option, a lump sum payment of the value of the remaining salary. The agreement restricts the employee's post-employment activities for a period of 18 months following his termination of employment.

     The Company also has an employment agreement with a vice-president effective August 1, 1998, for a three year period for $81,000 per year with benefits and discretionary bonuses. The agreement includes a two year non-compete clause along with a requirement to pay a six month severance for termination without cause. In September 1999, the vice-president resigned.

Office lease:

     The Company leases office space from Equitable Holdings, Inc., a minority stockholder, expiring September 30, 2002. The Company pays a monthly base rent and additional amounts equal to its share of real estate taxes and building operating expenses. Rent expense for 1999 and 2000 was approximately $108,000 and $72,000, respectively.

     In an amendment to the lease dated November 5, 1996, the lessor agreed to accept 333,335 shares of the Company's common stock and a warrant to purchase 125,000 shares of common stock at $0.35 per share exercisable from March 1, 1998 through December 31, 1999 as prepayment of all base rent and additional rent for the period September 1, 1996 through May 31, 1999. Such rent has been valued at $100,000 and has been capitalized as prepaid rent amortizable over 33 months using the straight-line method. For the year ended December 31, 1999, amortization of prepaid rent was $15,150. In 1999, the Company paid some of their rent by issuing 610,000 shares of common stock at $0.10 per share.

     Future minimum annual base rents payable on the lease as of December 31, 2000, are as follows:


         2001                      $    69,324
         2002                           51,993

     Subsequent to year end, the Company moved out of the space leased and started negotiating with the landlord to terminate the lease.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


7. RELATED PARTY TRANSACTIONS AND COMMITMENTS (CONTINUED):

Accounts payable related parties:

     Accounts payable to related parties includes amounts due to officers, shareholders and family members of principal shareholders which were the result of services performed, payments made on behalf of the Company, or cash advances to the Company. The amounts due at December 31, 1999 and 2000, include $44,000 and $50,100 of notes payable, respectively, to an officer's spouse, with interest at 12%. Interest expense for related parties was $5,125 and $9,701 for the years ending December 31, 1999 and 2000, respectively.

     The Company also entered into consulting agreements with an officer's spouse and a shareholder of the Company, in which the Company has agreed to pay for services rendered by common stock. Amounts included in expenses are $9,050 for the year ended December 31, 1999.

Acquisitions:

     In June 1999, the Company acquired equipment and an internet switch from MPF, Inc., a Company owned by the President of the Company. The original consideration for the acquisition was 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock. These shares were subject to the merger into the public shell which required a 5-1 forward split at that time and resulted in adjusted consideration of 250,000 shares of common stock and warrants to purchase 250,000 shares of common stock at $0.70 per share. The Company recorded the acquisition at MPF Inc.'s., historical cost basis of $12,892, since the acquisitions were from a related party who controls both the acquiring and the selling company.

     The Company also has an agreement to purchase certain assets of FutureComm Inc. a company owned by the President and certain stockholders, for 500,000 shares of common stock plus warrants to purchase 500,000 shares of common stock at $0.70 per share. This transaction has not closed as of December 31, 2000.

8. STOCK OPTIONS AND WARRANTS:

1997 Stock Option Plan:

     On March 6, 1997, the Company adopted the 1997 Stock Option Plan intended to provide two types of options:

     - Qualified incentive stock options for the benefit of the Company's officers and employees.

     - Nonqualified options for the benefit of the Company's directors, officers, employees, and consultants.

     Aggregate shares issued under this plan shall not exceed 2,000,000 shares, adjusted for stock splits, dividends, or combinations that may occur. The Board of Directors has sole discretion in determining which eligible individuals will be granted options, what type, the option price, the number of shares subject to each option, and whether other terms will apply. The plan expires March 5, 2007.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


8. STOCK OPTIONS AND WARRANTS (CONTINUED):

1997 Directors Stock Option Plan:

     The Company has a 1997 Directors Stock Option Plan intended to attract individuals for service as outside directors. None of these options are incentive stock options. Aggregate shares issued under this plan shall not exceed 750,000 shares, adjusted for stock splits, dividends, or combinations that may occur.

     Each outside director shall be granted an option to purchase 24,000 shares of the Company's common stock, on the date such person first becomes a director. Any director who qualified for this option prior to the merger of Inter-Con/PC. Inc. with the public shell were subject to the 5-1 forward split. All new directors after the merger will be granted the option to purchase 24,000 shares of the Company's common stock, with vesting occurring over three years unless otherwise determined by the Board of Directors.

     On the date of each annual meeting, each director would automatically receive an option to purchase 30,000 shares of the Company's common stock to become exercisable six months after the date granted.

     These options will expire ten years from the date the option is granted. Vesting occurs only while a director remains a director, but vested options shall be exercisable for up to five years after the date a director ceases to be a director. The option price per share will be 100% of the fair market value on the date the option was granted.

     The plan was terminated on August 11, 2000. All options granted under this Plan remain outstanding and subject to the vesting and exercise provisions of the Plan.

2000 Non-Employee Directors and Consultants Stock Plan:

     On August 11, 2000 the Company adopted the 2000 Non-Employee Directors and Consultants Stock Plan to retain and attract non-employee directors and consultants of the Company. Aggregate stocks issued under this plan shall not exceed 3,000,000, adjusted for stock splits, dividends or other events. None of the options covered by the plan are incentive stock options. Under the plan, the Company may also grant restricted stock awards to eligible individuals.

     These options will expire 10 years from the date of the grant and will vest on a timetable to be determined by the Company. The option price will be 100% of the fair market value on the date of the grant.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


8. STOCK OPTIONS AND WARRANTS (CONTINUED):

   Information relating to all stock options is as follows:

                                                              1999                      2000
                                                     -----------------------  -----------------------
                                                                   Weighted                 Weighted
                                                       Number       average     Number       average
                                                         of        exercise       of        exercise
                                                       shares        price      shares        price
                                                     ----------  -----------  ----------- -----------
Beginning                                               795,500     $  0.55     2,157,371   $   0.48
Granted                                               1,933,021        0.47     1,419,199        .31
Exercised                                                     0                         0
Forfeited                                              (571,150)       0.58       (37,000)       .80
Expired                                                       0                         0
                                                     ----------                ----------

Ending                                                2,157,371     $  0.48     3,539,570   $   0.41
                                                     ==========     =======    ==========   ========

Exercise price range                                      $0.34 to $1.00           $0.09 to $1.30
                                                          ==============           ==============

Exercisable shares                                    1,877,371     $  0.59     3,292,903       0.46
                                                     ==========     =======    ==========    =======

Weighted average remaining life                              7.2 years              8.1 years

Pro forma information regarding net loss is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," and has been determined as if the Company had accounted for the stock options under the fair value method in that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                 1999              2000
                                            --------------    --------------
Risk-free interest rate                               6.5%              6.0%
Dividend yield                                        0.0%              0.0%
Volatility factor                                     0.0%              0.0%
Weighted average expected life                     3 years           3 years

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


8. STOCK OPTIONS AND WARRANTS (CONTINUED):

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The Company's pro forma net loss is as follows:

                                                                             1999            2000
                                                                        -------------    ------------
As reported:
    Net loss                                                            $  (1,659,333)   $ (1,587,130)
    Loss per share                                                      $        (.07)   $       (.05)

Pro forma:
    Net loss                                                            $  (1,687,364)   $ (1,592,897)
    Loss per share                                                      $        (.07)   $       (.05)


Stock warrants:

     The Company has issued stock warrants to its landlord, placement agent, and the note holders.

                                                              1999                      2000
                                                     -----------------------  -----------------------
                                                                   Weighted                 Weighted
                                                       Number       average     Number       average
                                                         of        exercise       of        exercise
                                                       shares        price      shares        price
                                                     ----------  -----------  ----------- -----------
Beginning                                             1,527,915     $  0.53     2,395,114    $  0.75

Granted                                                 965,949        0.92     2,112,222       1.53
Exercised                                                     0                         0
Expired                                                 (98,750)       0.45             0
                                                     ----------               -----------

Ending                                                2,395,114     $  0.75     4,507,336    $  1.12
                                                     ==========     =======   ===========    =======


Exercise price range                                        $0.35 - $1.50            $0.35 - $3.00

Exercisable shares                                    2,395,114     $  0.75     4,507,336    $  1.12
                                                     ==========     =======   ===========    =======


Weighted average remaining life                               3.5 years                3.5 years

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 2000


9. CONTINGENCIES:

The Company is involved in two disputes with vendors that could result in additional liability to the Company as follows:

   The Company had a dispute that involved failure for payment for services rendered. The vendor alleged the Company had been billed for work completed for over $250,000. The Company had countered with a claim for breach of contract, fraud and negligence. On May 18, 2001, as part of a binding arbitration, the Company was ordered to pay the plaintiffs $75,000. The financial statements reflect accrual of the $75,000 liability.

   The Company has another dispute with a vendor for payment of services rendered. The vendor has demanded payment for approximately $91,000. The Company has accrued approximately $81,000 and believes it will have no further liability.

   The Company is also the subject of various claims on a continuing basis, including general liability claims and claims made by former employees. Costs for claims not covered by insurance are recognized when known. In the opinion of management, the amount of any additional liability will not have a material impact on the financial statements.