Form 10QSB
period 2001-03-31
INTER CON PC INC
filed 2001-06-05
CIK 1028536

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2001

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

            1934 FOR THE TRANSITION PERIOD FROM              TO
                                                ------------    ------------

                        COMMISSION FILE NUMBER: 000-29415
                                                ---------

                               INTER-CON/PC, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


            MINNESOTA                                        41-1853972
            -------------------------------------------------------------
            (State or other jurisdiction                    (IRS Employer
             of incorporation or organization)         Identification No.)


                             815 N. Old Highway 169
                               Plymouth, MN 55441
                               ------------------
                    (Address of principal executive offices)

                                 (763) 582-0413
                                 --------------
                (Issuer's telephone number, including area code)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,805,905 shares of Common Stock, no par value, outstanding as of May 11, 2001.

                               INTER-CON/PC, INC.
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                 March 31, 2001

                                TABLE OF CONTENTS

Part I - Financial Information                                                                                      Page

     Item 1. Financial Statements

         Condensed Balance Sheets at December 31, 2000 and March 31, 2001 ..........................................F-1

         Condensed Statements of Operations for the three months
           ended March 31, 2000 and March 31, 2001 and for the period of
           June 17, 1996 to March 31, 2001 .........................................................................F-2

         Condensed Statements of Changes in Stockholder's Equity for the three months ended March 31, 2001 and the years ended December, 31, 2000,
           1999, 1998, 1997, and 1996 ..............................................................................F-3

         Condensed Statements of Cash Flows for the three months
           ended March 31, 2000 and March 31, 2001 .................................................................F-10

         Notes to Condensed Financial Statements ...................................................................3

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations .................................................................................5

Part II - Other Information

     Item 1.  Legal Proceedings ....................................................................................8

     Item 2. Changes in Securities .................................................................................9

     Item 3.  Defaults Upon Senior Securities ......................................................................9

     Item 4.  Submission of Matters to a Vote of Security Holders ..................................................9

     Item 5.  Other Information ....................................................................................9

     Item 6. Exhibits and Reports on Form 8-K ......................................................................9

Signature ..........................................................................................................10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               INTER-CON/PC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2001

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

The Company was formed as a technology-development corporation whose mission is to develop, manufacture, and market a set-top-box computer that would facilitate the convergence of voice, video, data and other technologies all through the TV screen. To address the challenges of ever-evolving technologies, the Company built its convergent set-top-box in the foundation of a full-function personal computer. This platform is augmented by proprietary technologies designed to allow the set-top-box to serve as the control center for evolving home and business applications. The Company's products will be targeted towards and positioned within the consumer electronics and computer telecommunications industries. The Company is continuing to develop its set-top-box products, and has sold an insignificant number of Set Top Boxes in preparation for entering into high volume manufacturing. The Company has begun marketing three models of its Set Top Box products that the FCC, CE and UL approved. The CyberSpider(TM) series 500 and 1000 models, the TOTEBOOK(TM) series Model 6001 and the TOTEBOOK(TM) model 2001. The 6001 model features a high-speed processor, hard drive, and DVD drive that functions as an interactive, multi-media home entertainment center. The 2001 model features a high-speed processor and PCI slot for a satellite card or a TV Tuner or other expansion cards, and a hard drive. In addition, the 1000 model design is an Internet access only unit with Disk on Module or Disk on Chip technology and is available only in volume purchases. All models except the CyberSpider(TM) 500 are designed around the X-86 technology platform and are equipped and packaged with an infrared wireless keyboard. Some models will also be equipped with a wireless remote.

INTERIM FINANCIAL STATEMENTS:

The condensed financial statements of the Company for the three-month periods ended March 31, 2000 and 2001 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2001, and for the period then ended have been made. Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company Form 10SB/A filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected in a full year.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2001


2.  DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is in the development stage and has sold an insignificant amount of its products, which are subject to rapid changes in technology. In January 2000, the Company sold 100 prototype models that are to be replaced once the units have been updated and the Company is ready for commencement of its principal operations. There is no assurance that the Company will be able to generate significant sales of its products. Additionally, as of March 31, 2001, the Company has a deficit accumulated during the development stage of $7,380,153. Management anticipates net losses will continue for the foreseeable future. Additional financing will be required to complete development and enhancement of the Company's products and bring them to market.

The Company completed a Joint-Venture Strategic Partnership Agreement (the "Agreement") with NIKKO Co., Ltd. of Tokyo, Japan and Maxwood Technology Ltd. of Hong Kong on May 12, 2000. The parties planned to collaborate in the production, sales, and distribution of several of the Company's proprietary set-top-box product designs. This strategic alliance utilizes the combined resources and expertise of all three companies to more effectively launch the Company's set-top-box products on a global scale. As part of the Agreement, the Company and NIKKO Co., Ltd. would form and equally own another Joint-venture Company named NIKKO Multi Media, Inc. (NMMI), in order to globally market all versions of the Company's set-top-box products. This new company NMMI would be capitalized initially by NIKKO Co., Ltd. and the Company with each party contributing $25,000 each and with additional funding to be obtained from NIKKO Co., Ltd. providing loans at 8% interest to the Joint-Venture.

The Company would be responsible for ongoing set-top-box development engineering plus research and development for new products. Maxwood Technology Ltd. would be responsible for high volume production design, engineering, and manufacturing. NIKKO Co., Ltd. would provide the financial resources necessary for component purchasing as well as coordinating with the parties all product sales and distribution through NMMI. The Company would receive ongoing royalty revenue for set-top-box product sales plus equally share with NIKKO Co., Ltd., all profits generated by NMMI.

To this date the new JV Company, NMMI; has not been formed by the parties. What is required by the parties is a formal Board Meeting with the election of Officers and Board Members. The name and domain names have been reserved and the Company is now waiting further instruction from NIKKO and Maxwood as how they want to move forward and what they want the company to do. Currently no Board Meeting is scheduled and neither company has contributed the $25,000 requirement for the capitalization. The Company has written a Business Plan and Marketing Plan for discussion at the first Board Meeting, reserved the name NIKKO Multi Media, Inc. and reserved a list of domain names for the parties to be reviewed for comment or approval at the first Board Meeting.

On January 22, 2001, the Company announced the signing of a Strategic Alliance with Jackson Music Studios.Com. Jackson Music Studios.Com. Is a newly formed International marketing arm owned by the Jackson Holdings Trust. The parties plan to collaborate in the development, eventual production, sale and distribution of the entertainment based Z-2001 Set-Top Box. The definitive roles of the Company and Jackson Music Studios.Com are presently in the negotiation state.

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2001


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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's plan of operations, liquidity and capital resources. This analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis and Plan of Operations in the Company's amended registration statement on Form 10SB/A and the annual 10KSB.


OVERVIEW

Inter-Con/PC, Inc. (the "Company") is a development stage company engaged in the design, development and marketing of a personal computer device that uses a television monitor and wireless keyboard rather than a traditional personal computer monitor and keyboard. From June 17, 1996 (inception) to March 31, 2001, the Company's activities have primarily been related to attracting employees, raising capital and research and development of a product it calls the TOTEBOOK (the "Set Top Box"). The Company has sold an insignificant number of these prototype units. The Company also anticipates developing and marketing complementary and peripheral products in conjunction with the Set Top Box.


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

For the three months ended March 31, 2001, no funds were spent on research and development. However, additional financing will be required to complete development and enhancement of the Set Top Box and to bring it to market. For the next 12 months, the Company anticipates spending approximately $50,000 on research and development of the Set Top Box, but the Company can offer no assurances that this amount will be sufficient to bring its products to market. The Company is currently purchasing set top box units developed and manufactured by an unrelated company. The units purchased already have a CE marking, a non-regulatory certification in the European Union, and have been approved by the Federal Communication Commission. These units are then modified, through procedures developed by the Company to improve, among other things, its heat disbursement, connectivity, video and graphical display. The modified units are then repackaged and marketed by the Company under its own brandname.

The Company is currently contemplating engaging this manufacturer to supply it with set top boxes, which it will then modify and bring to market. The Company has not entered into any agreements with this manufacturer and there can be no assurances that a supply agreement can be procured on acceptable terms, or if at all.

The Company does not anticipate any significant sales or purchases of plant or equipment that may materially impact its financial condition. The Company may hire personnel but does not anticipate any significant changes to the number of its employees.

 Subsequent to the end of the quarter, all employees except for the CEO were laid off from the Company due to financial constraints.

In December 1999, the Company agreed to sell 100 prototype units to the Midlothian School in Midlothian, Illinois for approximately $55,000. The Midlothian School is primarily an evaluation site that will allow the Company to evaluate the prototype units under normal use. The Company must replace all 100 units, without any additional compensation, with a newer prototype model for evaluation later this year. In January 2000, the Company delivered 100 prototype units to the Midlothian School and was paid the remaining balance of the purchase price. For financial accounting purposes, the Company has recorded deferred revenues of approximately $55,000, because it had not yet delivered a newer prototype model to the Midlothian School.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had cash and cash equivalents of $6,871 and current assets of $145,297 and total assets of $238,008. During the three months ended March 31, 2001, the Company raised a net of $57,200 through the issuance of 814,378 shares of common stock. In addition, a total of $360,032 in accounts payable and services was converted into 3,142,251 shares of common stock of the Company at between $.10 and $.23 per share.

As of March 31, 2001, the Company had current liabilities totaling $828,621. A significant portion of these liabilities are attributable to notes payables to related parties and accrued expenses. The Company continues to operate at a deficit and as of March 31, 2001 had an accumulated deficit of ($7,380,153). Shareholder's equity as of March 31, 2001 was negative ($590,613).

For the three months ended March 31, 2001, the Company had negative cash flows from operating activities of ($56,329). This includes expenditures of $89,583 for consulting expenses and $232,393 on payroll, contract labor and general and administrative expenses, of which $8,981 was attributable to depreciation and amortization. During the three months ended March 31, 2001, the Company increased pre-paid expenses by $117,766, which is primarily consulting and decreased its accounts payable by a total of $63,279. During the same period, the Company deferred payment of certain expenses, which caused its accrued expenses to increase by $78,886.

The Company had negative cash flow from investing activities during the three months ended March 31.2001 of $499 for Plant and Equipment. During the three months ended March 31, 2001, net proceeds of $57,199 were received from the issuance of common stock and warrants. For the three months ended March 31, 2001, the Company had positive cash flows of $57,199 from financing activities.

The Company is still in the development stage and its products are subject to rapid changes in technology. From its inception, the Company has never had any significant sales of its products and had more expenses than income in each year of its operations. Management anticipates that net losses will continue in the foreseeable future. The Company has been able to maintain a positive cash position solely through financing activities. The Company's total current liabilities significantly exceed its total assets. Additional financing will be necessary for the Company to continue with its operations and bring the Set Top Box to market. As a result, the independent auditor has issued a going concern opinion and has expressed substantial doubt regarding the Company's ability to continue as a going concern as of December 31, 2000.

The Company does not believe that it has sufficient funds available to satisfy its current obligations and to fund its operating expenses for the next twelve months. The Company anticipates, but can offer no assurances, that it will begin generating revenues during the third quarter of 2001. However, such revenues alone will not be sufficient to satisfy its current liabilities and operating expenses for the next twelve months. Management plans to continue to pursue additional financing through the issuance of debt or common stock. It anticipates that this will be accomplished through additional private placements. There are currently no major identifiable sources of funding and the Company anticipates seeking the assistance of an investment firm to help secure viable sources of capital. If additional capital is not secured, there is substantial doubt as to whether the Company will be able to continue as a going concern for the next 12 months.

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


SUBSEQUENT EVENTS

Due to the uncertainty of the business operations, most employees were laid off as of April 16, 2001. The employees will be rehired only as business conditions dictate.

As of May 11, 2001 the Company was seeking a $100,000 bridge loan for operating funds. The Company was successful in obtaining a similar loan of $12,500 on May 8, 2001. Both of these loans are at terms considered favorable to the Company.

For cost efficiencies the Company has relocated its offices as of May 14, 2001. Other measures have been implemented and there will be further cost saving opportunities in the balance of the year.

ADDITIONAL RISK FACTORS

In addition to the other information contained herein, and the information contained in the Company's amended Form 10SB/A, the following factors should be considered carefully in evaluating the Company and its business.

Market for our Shares of Common Stock

In January 2000, the Company's common stock was delisted from the OTC Bulletin Board (OTCBB) for failure to satisfy eligibility requirements of the National Association of Securities Dealers. To be eligibility to have its securities quoted on the OTCBB, an issuer must have filed its latest required annual filing and any subsequent quarterly filings with the Securities and Exchange Commission. The NASD has stated that for issuers who file a Form 10 or Form 10SB with the SEC to register under Section 12(g) of the Act, the registration statement must be effective and all SEC comments, if any, must be cleared with the SEC before the issuer's securities can be quoted on the OTCBB. The Company filed a Form 10SB with the SEC on February 2000. The Form 10SB became effective on April 2000. On June 28, 2000 and September 12, 2000, the Company responded to SEC comments and filed a Form 10SB/A with the SEC. The Company received additional comments on October 13, 2000. responded to them and has been cleared by the SEC. However, subsequently the Company was not able to file its year 2000 10KSB timely and hence is unable to meet eligibility requirements at this time. There can be no firm assurance the Company will be able to receive SEC clearance for OTCBB trading in the near future. The Company's common stock has since been traded on the "Pink Sheets."

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

ITEM 2: CHANGES IN SECURITIES

During the three month period ending March 31, 2001, the company issued 3,956,251 shares of its common stock for cash, services and debt at various dates and issue prices.

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

None.

ITEM 5:  OTHER INFORMATION

None.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         None

b.       Reports on Form 8-K

         There were no reports filed on Form 8-K during the three months ended March 31,2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTER-CON/PC, INC.

Date: May 31, 2001           By:   /s/ Michael P. Ferderer
                                  ----------------------------------------------
                                  Michael P. Ferderer, Chief Executive Officer,
                                    sole Director and Chief Financial Officer

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                                                                                    (Unaudited)
                                                                             December                  March
                                                                          ---------------         ---------------
                                                                             31, 2000                 31, 2001
                                                                          ---------------         ---------------
Assets:
   Current assets:
      Cash and cash equivalents                                              $     6,500            $     6,871
      Accounts receivable                                                          1,464                  1,807
      Inventory                                                                   16,875                 14,475
      Prepaid expenses                                                             4,378                122,144
                                                                             -----------            -----------

         Total current assets                                                     29,217                145,297
                                                                             -----------            -----------

      Property and equipment:
      Equipment                                                                   86,569                 87,068
      Leasehold improvements                                                     101,887                101,887
      Less accumulated depreciation                                              (87,263)               (96,244)
                                                                             -----------            -----------
                                                                                 101,193                 92,711
                                                                             -----------            -----------



              Total assets                                                   $   130,410            $   238,008
                                                                             ===========            ===========


Liabilities and stockholders' equity (deficit):
   Current liabilities:
      Accounts payable:
         Trade                                                               $   267,764            $   293,097
         Related parties                                                         333,047                236,599
      Accrued expenses                                                           165,039                243,925
      Deferred revenue                                                            55,000                 55,000
                                                                             -----------            -----------

         Total current liabilities                                               820,850                828,621
                                                                             -----------            -----------

   Stockholders' equity (deficit):
      Common stock, no par, authorized 50,000,000 shares,
       shares outstanding; 36,399,276, December 31, 2000;
       40,355,905, March 31, 2001                                              6,372,309              6,789,540
      Deficit accumulated during the development stage                        (7,062,749)            (7,380,153)
                                                                             -----------            -----------
                                                                                (690,440)              (590,613)
                                                                             -----------            -----------

              Total liabilities and stockholders' equity (deficit)           $   130,410            $   238,008
                                                                             ===========            ===========


                   See notes to condensed financial statements

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                       June 17, 1996
                                                              Three months         Three months        (inception) to
                                                                 ended                 ended             March 31,
                                                             March 31, 2000       March 31, 2001            2001
                                                           -------------------   ------------------   -----------------
Revenue, net                                                $          -          $      3,952          $      3,952

Costs and expenses:
Cost of goods sold                                                 3,139                 3,139
Payroll, contract labor, and related costs                       132,528               137,996             2,081,211
Product development                                              170,040                     0             1,624,193
General and administrative                                       152,836               183,980             3,539,107
                                                            ------------          ------------          ------------

Operating loss                                                   455,404               321,163             7,243,698
                                                            ------------          ------------          ------------

Other income (expense):
Interest income                                                    2,365                    26                55,820
Interest expense                                                 (14,452)               (2,902)             (254,721)
Miscellaneous income (expense)                                       839                 6,635                62,446
                                                            ------------          ------------          ------------

                                                                 (11,248)                3,759              (136,455)
                                                            ------------          ------------          ------------

Net loss                                                    $   (466,652)         $   (317,404)         $ (7,380,153)
                                                            ============          ============          ============


Basic and diluted loss per share                            $      (0.02)         $      (0.01)         $      (0.41)
                                                            ============          ============          ============

Weighted average number of shares outstanding,
  basic and diluted                                           30,597,258            39,356,817            17,858,061
                                                            ============          ============          ============



                   See notes to condensed financial statements

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                              Common stock                           Deficit
                                                           no par, authorized                      accumulated
                                                            50,000,000 shares                      during the
                                                   ----------------------------------              development
                                                       Shares             Amount                      stage               Total
                                                   ----------------   ---------------          --------------------   --------------
Initial sale of common
  stock at $0.007 per share                                300,000           $ 2,000                                        $ 2,000

Common stock issued
  October 31, 1996, at $0.00
  per share in exchange for
  contribution of technology:
              I-Pad(TM)                                  5,700,000                 0                                              0
              Set Top Box                                6,000,000                 0                                              0

Common stock issued in
  exchange for rent
  November 5, 1996, at
  $0.30 per share                                          333,335           100,000                                        100,000

Fair value of warrants
  issued November 29, 1996,
  to debt holders and placement
  agent                                                                       50,763                                         50,763

Net loss                                                                                                $ (216,836)        (216,836)
                                                   ----------------   ---------------             -----------------   --------------

Balance, December 31,
         1996                                           12,333,335           152,763                      (216,836)         (64,073)

Common stock issued July 22,
  1997, for fair value of services
  at $0.35 per share                                        25,000             8,750                                          8,750

Fair value of warrants
  issued to debt holders,
  June and July 1997                                                           7,323                                          7,323

Common stock issued
  August and September
  1997, at $0.38 per share                               4,375,000         1,650,387                                      1,650,387




                   See notes to condensed financial statements

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                              Common stock                        Deficit
                                                           no par, authorized                   accumulated
                                                            50,000,000 shares                   during the
                                                   ----------------------------------           development
                                                       Shares             Amount                   stage               Total
                                                   ----------------   ---------------       --------------------   --------------

Common stock issued for debt
  conversions:
    September 29, 1997, at $0.35
      per share                                            414,265         $ 145,000                                 $ 145,000
    October 27, 1997, at $0.30 per
      share                                              1,666,650           500,000                                   500,000

Contribution by SAC Technologies,
  Inc.                                                                        42,621                                    42,621

Net loss                                                                                         $ (1,583,775)      (1,583,775)
                                                   ----------------   ---------------        -----------------   --------------

Balance, December 31, 1997                              18,814,250         2,506,844               (1,800,611)         706,233

Common stock issued April 15, 1998,
  for fair value of services $0.35 per
  share                                                     75,000            26,250                                    26,250

Fair value of warrants issued to debt
  holders June, July and September
         1998                                                                 29,696                                    29,696

Net loss                                                                                           (2,015,675)      (2,015,675)
                                                   ----------------   ---------------        -----------------   --------------

Balance, December 31, 1998                              18,889,250         2,562,790               (3,816,286)      (1,253,496)

Common stock issued February 10,
  1999, at $0.70 per share                                  25,000            17,500                                    17,500

Common stock issued for fair value
  of product development costs, June
  1, 1999, at $0.70 per share                               69,085            48,359                                    48,359

Common stock issued to acquire
  equipment at historical net book
  value from related party, June
  7, 1999, at $0.052 per share                             250,000            12,892                                    12,892



                   See notes to condensed financial statements

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                              Common stock                        Deficit
                                                           no par, authorized                   accumulated
                                                            50,000,000 shares                   during the
                                                   ----------------------------------           development
                                                       Shares             Amount                   stage               Total
                                                   ----------------   ---------------       --------------------   --------------
Common stock issued for leasehold
  improvements at fair value, June
  7, 1999, at $0.20 per share                              500,000         $ 100,000                                  $ 100,000

Common stock outstanding of Infopac
  Systems, Inc. recorded in connection
  with merger June 8, 1999                               4,331,600                 0                                          0

Common stock issued for debt
  conversion,  June 25, 1999, at
  $0.835 per share                                         718,830           600,000                                    600,000

Common stock issued for debt
  conversion, September 12, 1999,
  at $0.70 per share                                       887,500           621,250                                    621,250

Common stock issued for consulting,
  September 30, 1999, at $0.76 per
  share                                                     22,473            17,255                                     17,255

Common stock issued for consulting,
  October 1, 1999, at $0.70 per share                       10,057             7,040                                      7,040

Common stock issued for rent,
  October 1, 1999, at $0.10 per share                      610,000            61,139                                     61,139

Common stock issued for product
  development costs, at October 1,
  1999, at $0.56 per share                                  10,000             5,625                                      5,625

Common stock issued for cash, at
  October 1, 1999, at $0.20 per share                      500,000           100,000                                    100,000

Common stock issued to related
  party for cash, at December 15, 1999,
  at $0.10 per share                                       100,000            10,000                                     10,000




                   See notes to condensed financial statements

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                     Common stock                                   Deficit
                                                  no par, authorized                              accumulated
                                                   50,000,000 shares               Stock          during the
                                           ----------------------------------   subscription      development
                                               Shares             Amount         receivable          stage               Total
                                           ----------------   ---------------  ----------------  -----------------   --------------
Common stock issued for consulting,
  December 31, 1999, at $.70 per share              48,150          $ 33,704                0                             $ 33,704

Fair value of stock options issued
  to consultants, lender and board
  members                                                             32,052                                                32,052

Fair value of stock options issued
  to the Marketing Advisory Board                                      4,581                                                 4,581

Fair value of stock options issued
  to Advisory Board Members                                          101,481                                               101,481

Fair value of warrants issued for
  interest during 1999                                                 8,142                                                 8,142

Conversion feature of convertible
  debt                                                                26,540                                                26,540

Net loss                                                                                             $ (1,659,333)      (1,659,333)
                                           ----------------   ---------------  ---------------   -----------------   --------------

Balance, December 31, 1999                      26,971,945         4,370,350                           (5,475,619)      (1,105,269)

Common stock issued for cash,                                 .
  January 13,14 and 18, 2000,
  at $.10 per share                              1,070,000           107,000                                               107,000

Common stock issued for cash,
  and receivable, January 14, 19,
  and February 2, 2000 at $.20 per
  share, 50,000 share subscribed                 1,650,000           330,000        $ (10,000)                             320,000

Common stock issued for cash,
  January 19, 2000 at $.20
  per share                                        910,000           182,000                                               182,000

Common stock issued for cash,
  January 21, and March 3, 2000,
  at $.45 per share                                 94,444            42,500                                                42,500

                   See notes to condensed financial statements

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                     Common stock                                   Deficit
                                                  no par, authorized                              accumulated
                                                   50,000,000 shares               Stock          during the
                                           ----------------------------------   subscription      development
                                               Shares             Amount         receivable          stage               Total
                                           ----------------   ---------------  ----------------  -----------------   --------------
Common stock issued for cash,
  February 1, 2000, at $.34
  per share                                     294,116         $ 100,000                                             $ 100,000

Common stock issued for cash,
  February 16, 2000, at $.30
  per share                                     200,000            60,000                                                60,000

Common stock issued for debt
  conversion, and accrued interest,
  March 7, 2000, at $.10 per share            1,065,340           106,534                                               106,534

Common stock issued for cash,
  March 15, 2000, at $.75
  per share                                      50,000            37,500                                                37,500

Subscription receivable collected
  June 1,2000                                                                     $ 10,000                               10,000

Common stock issued for
  product development costs at
  May 31, 2000, at $.10 per share               101,856            10,186                                                10,186

Common stock issued for cash,
  May 23, 2000, at $.60 per share             1,250,000           750,000                                               750,000

Common stock issued for cash,
  April 10, 2000, at $.20 per share              25,000             5,000                                                 5,000

Common stock issued for debt
  conversion, and accrued interest,
  June 18, 2000 at $.10 per share               324,909            32,491                                                32,491

Common stock issued for cash,
  July 17, 2000, at $.20 per share               25,000             5,000                                                 5,000



                   See notes to condensed financial statements

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                     Common stock                                   Deficit
                                                  no par, authorized                              accumulated
                                                   50,000,000 shares               Stock          during the
                                           ----------------------------------   subscription      development
                                               Shares             Amount         receivable          stage               Total
                                           ----------------   ---------------  ----------------  -----------------   --------------
Common stock issued for services,
  September 27, 2000, at $.60
  per share                                         16,666          $ 10,000                                              $ 10,000

Common stock issued for cash,
  October 13, 2000, at $.20
  per share                                        100,000            20,000                                                20,000

Common stock issued for consulting
  December 26, 2000, at $.063
  per share                                      2,250,000           141,750                                               141,750

Fair value of stock options issued
  to Advisory Board members                                           61,998                                                61,998

Net loss                                                                                             $ (1,587,130)      (1,587,130)
                                           ----------------   ---------------  ---------------   -----------------   --------------

Balance, December 31, 2000                      36,399,276         6,372,309              $ -          (7,062,749)        (690,440)

Common stock issued for cash,
  January 2, 2001, at $.06 per share               498,607            29,919                                                29,919

Common stock issued for cash,
  January 2, 2001, at $.05 per share               100,000             5,000                                                 5,000

Common stock issued for services,
  January 2, 2001, at $.10 per share             1,920,482           192,048                                               192,048

Common stock issued for services,
  January 31, 2001, at $.18 per share               83,742            15,074                                                15,074

Common stock issued for cash,
  February 2, 2001, at $.13 per share               30,770             4,000                                                 4,000

Common stock issued for cash,
  February 16, 2001, at $.13 per share              10,000             1,280                                                 1,280



                  See notes to condensed financial statements

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                     Common stock                                   Deficit
                                                  no par, authorized                              accumulated
                                                   50,000,000 shares               Stock          during the
                                           ----------------------------------   subscription      development
                                               Shares             Amount         receivable          stage               Total
                                           ----------------   ---------------  ----------------  -----------------   --------------
Common stock issued for cash,
  February 23, 2001, at $.14 per share            50,001           $ 7,000                                               $ 7,000

Common stock issued for debt
  February 23, 2001, at $.23 per share            34,068             7,836                                                 7,836

Common stock issued for services
  February 28, 2001, at $.15 per share           103,959            15,074                                                15,074

Common stock issued for services
  March 3, 2001, at $.13 per share             1,000,000           130,000                                               130,000

Common stock issued for cash,
  March 6, 2001, at $.08 per share               125,000            10,000                                                10,000

Net loss                                                                                             $ (317,404)        (317,404)
                                         ----------------   ---------------  ---------------     --------------   ---------------

Balance, March 31,2001                        40,355,905        $6,789,540              $ -        $ (7,380,153)       $(590,613)
                                         ========================================================================================

                   See notes to condensed financial statements

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                    June 17, 1996
                                                                        Three months          Three months         (inception) to
                                                                            ended                ended               March 31,
                                                                      ------------------   ------------------    -----------------
                                                                       March 31, 2000        March 31, 2001             2001
                                                                      ------------------   -------------------   -----------------
Cash flows from operating activities:
  Net loss                                                               $ (466,652)           $ (317,404)         $ (7,380,153)
  Adjustment to reconcile net loss to net cash
   flows from operating activities:
    Depreciation                                                              8,995                 8,981                96,244
    Amortization                                                                  0                     0               393,230
    Allowance on note receivable                                                  0                     0               137,645
    Common stock issued for services and rent                                     0               352,196               731,280
    Fair value of options and warrants issued
     to non-employees                                                             0                     0               250,874
    Conversion feature of convertible debt                                        0                     0                26,540
    Change in assets and liabilities:
      Accounts Receivable                                                         0                  (343)               (1,807)
      Prepaid expenses                                                      (37,771)             (117,766)             (106,994)
      Other assets                                                                0                 2,400               (37,791)
      Accounts payable:
        Trade                                                              (119,712)               33,169               300,933
        Related parties                                                       1,008               (96,448)              133,958
      Accrued expenses                                                      (18,508)               78,886               243,925
      Deferred revenue                                                       26,870                     0                55,000
                                                                  ------------------   -------------------   -------------------

  Net cash used in operating activities                                    (605,770)              (56,329)           (5,157,116)
                                                                  --------------------------------------------------------------

Cash flows from investing activities:
  Expenditures for:
      Property and equipment                                                      0                  (499)              (76,062)
      Note receivable                                                             0                     0              (100,000)
      Investment                                                                  0                     0               (50,000)
  Repayment received on note receivable                                                                                  12,355
                                                                  ------------------   -------------------   -------------------

  Net cash used in investing activities                                           0                  (499)             (213,707)
                                                                  --------------------------------------------------------------


                  See notes to condensed financial statements

                               INTER-CON/PC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                             June 17, 1996
                                                                  Three months          Three months         (inception) to
                                                                      ended                ended               March 31,
                                                                 March 31, 2000        March 31, 2001             2001
                                                                ------------------   -------------------   -------------------

Cash flows from financing activities:
  Proceeds from:
    Notes payable                                                    $         -           $         -           $ 2,329,852
    Related parties                                                                                                  102,641
    Issuance of common stock and warrants                                849,000                57,199             3,476,086
  Repayment on notes payable                                             (95,960)                                   (333,606)
  Debt placement costs                                                         -                     -              (197,283)
                                                                     -----------           -----------           -----------

Net cash provided by financing activities                                753,040                57,199             5,377,690
                                                                     -----------           -----------           -----------

Net increase (decrease) in cash and cash
  equivalents                                                            147,270                   371                 6,867

Cash and cash equivalents:

  Beginning                                                               37,778                 6,500
                                                                     -----------           -----------           -----------

  Ending                                                             $   185,048           $     6,871           $     6,867
                                                                     ===========           ===========           ===========

Cash paid for interest                                               $     7,803           $     2,902           $   155,285
                                                                     ===========           ===========           ===========

Supplemental disclosure of non-cash investing
  and financing activities:
    Fair value of warrants and options issued                                                                    $   306,459
                                                                     ===========           ===========           ===========

  Common stock issued:
      For services                                                                         $   352,196           $   661,115
                                                                     ===========           ===========           ===========

      For rent                                                                                                   $   161,139
                                                                     ===========           ===========           ===========

      For debt conversion                                            $   100,000           $     7,836           $ 2,004,086
                                                                     ===========           ===========           ===========

      For property and equipment                                                                                 $   112,892
                                                                     ===========           ===========           ===========

  Contribution by SAC Technologies, Inc.                                                                         $    42,621
                                                                                                                 ===========


                   See notes to condensed financial statements