Form 10QSB
period 2001-06-30
INTER CON PC INC
filed 2008-09-19
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-29415

Inter-Con/PC, Inc.

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1853972
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1848 Harris Bridge Road
Anderson, South Carolina 29621

(Address of principal executive offices)

(310) 901-9029
(Issuer's telephone number)

815 N. Old Highway 169, Plymouth, MN 55441
(763) 582 – 0413
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,805,905 shares of Common Stock, as of  June 30,2001.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one):Yes ☒   No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

INTER-CON/PC, INC.

INTER-CON/PC, INC.

Balance Sheet
June 30, 2001
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$-
TOTAL ASSETS	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable	$327,292
Accrued Expenses	165,175
Deferred Revenue	55,000
Total Current Liabilities	547,467

STOCKHOLDERS’ DEFICIT:
Common stock, no par value, 50,000,000 shares authorized, 40,355,905 shares outstanding	6,910,275
Accumulated deficit	(7,457,742)
Total Stockholders’ Deficit	(547,467)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Operations
For the Three Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Revenue, net	$-		$-

Operating expenses:
Payroll, contract labor, and related costs	-		114,682
Product development	-		(13,509)
General and administrative	77,589		249,259
Loss from operations	(77,589)		(350,432)

Other income (expense):
Interest income	-		3,626
Interest expense	-		(18,459)
Other income	-		406
Total other income (expense)	-		(14,427)

Net loss	$(77,589)		$(364,859)

Net loss per share - basic and diluted	$(0.00)	$	(0.01)

Weighted average number of common shares outstanding - basic and diluted	40,355,977		33,009,467

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Operations
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Revenue, net	$3,952	$-

Operating expenses:
Cost of goods sold	3,139	-
Payroll, contract labor, and related costs	137,996	247,210
Product development	-	156,531
General and administrative	261,569	401,617

Total operating expenses	(402,704)	(805,358)

Loss from operations	(398,752)	(805,358)

Other income (expense):
Interest income	26	5,584
Interest expense	(2,902)	(33,011)
Other income	6,635	1,245
Total other income (expense)	3,759	(26,182)

Net income (loss)	$(394,993)	$(831,540)

Net income (loss) per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	39,859,121	31,837,164

See notes to the financial statements.

INTER-CON/PC, INC.

For the Six Months Ended June 30, 2001 and 2000
Statements of Cash Flows
 (Unaudited)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(394,993)	$(831,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,981	17,962
Common stock issued for services and rent	352,196	19,211
Change in assets and liabilities:
Accounts receivable	(343)	-
Prepaid expenses	(117,766)	(10,890)
Other assets	2,400	-
Accounts payable:
Trade	103,887	(143,452)
Related parties	(96,448)	(970)
Accrued expenses	78,886	(34,221)
Deferred revenue	-	26,870
Net Cash Used in Operating Activities	(63,200)	(957,030)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(499)	(2,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	57,199	1,614,000
Repayment of notes payable		(205,653)
Net Cash Provided by Financing Activities	57,199	1,408,347

NET INCREASE (DECREASE) IN CASH	(6,500)	449,189

CASH AT BEGINNING OF PERIOD	6,500	37,778
CASH AT END OF PERIOD	$-	$486,967

Cash paid for interest	$-	$39,293

See notes to the financial statements.

INTER CON/PC, INC.

Notes to Unaudited Financial Statements

June 30, 2001 and 2000
(Unaudited)

NOTE 1 - ORGANIZATION

The Company was incorporated in Minnesota in 1996 under the name Infopac Systems, Inc. On June 8, 1999, Infopac Systems, Inc. acquired all of the issued and outstanding shares of the common stock of Inter-Con/PC, Inc. through a statutory merger of Inter-Con/PC, Inc. into Infopac Systems, Inc. Immediately after the merger, Infopac Systems, Inc., changed its name to Inter-Con/PC, Inc. For financial statement reporting purposes, the acquisition has been treated as a reverse acquisition by Inter-Con/PC, Inc. of Infopac Systems, Inc. and as a recapitalization of Inter-Con/PC, Inc.

The Company was formed as a technology-development corporation to develop, manufacture, and market a set-top-box computer that would facilitate the convergence of voice, video, data and other technologies all through the TV screen. The Company is currently inactive seeking merger and business opportunities.

NOTE 2   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed on June 1, 2001.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There are no potentially dilutive shares outstanding at June 30, 2001 or 2000.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending November 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending November 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2001, the Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – COMMITMENT AND CONTINGENCIES:

The Company is involved in two disputes with vendors that could result in additional liabilities to the Company as follows:

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

The Company has the other dispute with a vendor for payment of services rendered. The vendor has demanded payment for approximately $91,000. The Company has accrued approximately $81,000 and believes it will have no further liability.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations and Liquidity

As of April 1, 2001, the Company has ceased operations and currently has no assets. The Company does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 30, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending November 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending November 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to restructuring and impairments and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 2008. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

(b) Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

(a) Exhibit Index

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer And Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anderson, State of North Carolina on September 18, 2008.

INTER-CON/PC, INC.
(Registrant)

/s/ Cecilio Fisher
Name:	Cecil Fisher
Title:	President and Chief Accounting Officer

September 18, 2008