Form 10QSB/A
period 2001-06-30
INTER CON PC INC
filed 2008-09-22
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

(310) 901-9029
(Issuer's telephone number)

815 N. Old Highway 169, Plymouth, MN 55441 (763) 582 - 0413
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,805,905 shares of Common Stock, as of June 30, 2001.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INTER-CON/PC, INC.

INTER-CON/PC, INC.

Balance Sheet
June 30, 2001
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$-
TOTAL ASSETS	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable	$327,292
Accrued Expenses	165,175
Notes payable	12,500
Deferred Revenue	55,000
Total Current Liabilities	559,967

STOCKHOLDERS’ DEFICIT:
Common stock, no par value, 50,000,000 shares authorized, 41,805,905 shares outstanding	6,970,275
Accumulated deficit	(7,530,242)
Total Stockholders’ Deficit	(559,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Operations
For the Three Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Revenue, net	$-		$-

Operating expenses:
Payroll, contract labor, and related costs	-		114,682
Product development	-		(13,509)
General and administrative	150,089		249,259
Loss from operations	(150,089)		(350,432)

Other income (expense):
Interest income	-		3,626
Interest expense	-		(18,459)
Other income	-		406
Total other income (expense)	-		(14,427)

Net loss	$(150,089)		$(364,859)

Net loss per share - basic and diluted	$(0.00)	$	(0.01)

Weighted average number of common shares outstanding - basic and diluted	41,298,213		33,009,467

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Operations
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Revenue, net	$3,952	$-

Operating expenses:
Cost of goods sold	3,139	-
Payroll, contract labor, and related costs	137,996	247,210
Product development	-	156,531
General and administrative	334,080	401,617

Total operating expenses	(475,215)	(805,358)

Loss from operations	(471,263)	(805,358)

Other income (expense):
Interest income	26	5,584
Interest expense	(2,902)	(33,011)
Other income	6,635	1,245
Total other income (expense)	3,759	(26,182)

Net loss	$(467,504)	$(831,540)

Net income (loss) per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	40,332,878	31,837,164

See notes to the financial statements.

INTER-CON/PC, INC.

For the Six Months Ended June 30, 2001 and 2000
Statements of Cash Flows
(Uaudited)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(467,504)	$(831,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,981	17,962
Common stock issued for services and rent	424,707	19,211
Change in assets and liabilities:
Accounts receivable	(343)	-
Prepaid expenses	(117,766)	(10,890)
Other assets	2,400	-
Accounts payable:
Trade	103,887	(143,452)
Related parties	(96,448)	(970)
Accrued expenses	78,886	(34,221)
Deferred revenue	-	26,870
Net Cash Used in Operating Activities	(63,200)	(957,030)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(499)	(2,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	57,199	1,614,000
Repayment of notes payable	-	(205,653)
Net Cash Provided by Financing Activities	57,199	1,408,347

NET INCREASE (DECREASE) IN CASH	(6,500)	449,189

CASH AT BEGINNING OF PERIOD	6,500	37,778
CASH AT END OF PERIOD	$-	$486,967

Cash paid for interest	$-	$39,293

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

NOTE 4 – NOTES PAYABLE

On May 7, 2001, the Company issued two notes for $12,500. The notes bear interest at 5% and are due in 90 days.

NOTE 5 – STOCKHOLDERS’ DEFICIT

In May 2001, the Company issued 1,450,000 shares of its common stock for consulting services. The shares were valued at their fair market value on the date of issuance of $0.05 per share or $72,500.

NOTE 6 – COMMITMENT AND CONTINGENCIES:

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

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by mangement to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inter-con/PC, Inc.
(Registrant)

/s/ Cecilio Fisher
Name: Cecilio Fisher
Title: President and Chief Accounting Officer

September 19, 2008