Form 10QSB
period 2001-09-30
INTER CON PC INC
filed 2008-09-23
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,805,905 shares of Common Stock, as of September 30, 2001.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INTER-CON/PC, INC.

INTER-CON/PC, INC.

Balance Sheet
September 30, 2001
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$-
TOTAL ASSETS	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable	$333,375
Accrued Expenses	165,175
Notes payable	12,500
Deferred Revenue	55,000
Total Current Liabilities	566,050

STOCKHOLDERS’ DEFICIT:
Common stock, no par value, 50,000,000 shares authorized, 41,805,905 shares outstanding	6,970,275
Accumulated deficit	(7,536,325)
Total Stockholders’ Deficit	(566,050)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Operations
For the Three Months Ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

Revenue, net	$-		$-

Operating expenses:
Payroll, contract labor, and related costs	-		138,050
Product development	-		13,971
General and administrative	6,083		149,406
Loss from operations	(6,083)		(301,427)

Other income (expense):
Interest income	-		3,348
Interest expense	-		(4,749)
Other income	-		826
Total other income (expense)	-		(575)

Net loss	$(6,083)		$(302,002)

Net loss per share - basic and diluted	$(0.00)	$	(0.01)

Weighted average number of common shares outstanding - basic and diluted	41,805,905		34,114,338

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Operations
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

Revenue, net	$3,952	$-

Cost of goods sold	3,139	-

Gross Margin	813	-

Operating expenses:

Payroll, contract labor, and related costs	137,996	385,260
Product development	-	170,502
General and administrative	340,163	551,023

Total operating expenses	(478,159)	(1,106,785)

Loss from operations	(477,346)	(1,106,785)

Other income (expense):
Interest income	26	8,932
Interest expense	(2,902)	(37,760)
Other income	6,635	2,071
Total other income (expense)	3,759	(26,757)

Net loss	$(473,587)	$(1,133,542)

Net loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	40,829,283	37,924,535

See notes to the financial statements.

INTER-CON/PC, INC.
For the Nine Months Ended September 30, 2001 and 2000
Statements of Cash Flows
 (Unaudited)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(473,587)	$(1,133,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,981	26,943
Common stock issued for services and rent	424,707	29,211
Change in assets and liabilities:
Accounts receivable	(343)	-
Prepaid expenses	(117,766)	(9,772)
Other assets	2,400	(14,274)
Accounts payable:
Trade	103,887	(142,487)
Related parties	(96,448)	(6,618)
Accrued expenses	84,969	(37,152)
Deferred revenue	-	26,870
Net Cash Used in Operating Activities	(63,200)	(1,260,821)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(499)	(3,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	57,199	1,639,000
Repayment of notes payable	-	(240,662)
Net Cash Provided by Financing Activities	57,199	1,398,338

NET INCREASE (DECREASE) IN CASH	(6,500)	133,974

CASH AT BEGINNING OF PERIOD	6,500	37,778
CASH AT END OF PERIOD	$-	$171,752

Cash paid for interest	$-	$26,416

See notes to the financial statements.

INTER CON/PC, INC.

Notes to Unaudited Financial Statements

September 30, 2001 and 2000
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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed on June 1, 2001.

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

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There are no potentially dilutive shares outstanding at September 30, 2001 or 2000.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2001, the Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anderson, State of North Carolina.

INTER-CON/PC, INC.
(Registrant)

/s/ Cecilio Fisher
Name:	Cecil Fisher
Title:	President and Chief Accounting Officer

September 22, 2008