Form 10-K
period 2008-12-31
INTER CON PC INC
filed 2009-11-25
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:

FOR THE FISCAL YEAR ENDING DECEMBER 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
ACT OF 1934

For the transition period from _________ through _________

INTER-CON/PC, INC.

(Name of small business in its charter)

Minnesota	41-1853972
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

1350 Broadway, 11th Floor
New York, New York 10018
(212) 216-8000
 (Address and Telephone Number including area code
of registrant’s principal executive offices)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

State issuer’s revenues for its most recent fiscal year.  $0.00

As of November 16, 2009, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $0.00

As of November 16, 2009, there were 1,930,726 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Plan of Operation,” may constitute forward-looking statements for purposes of the Securities Act and the Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Inter-Con/PC, Inc. (the “Company” or “Inter-Con”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

Overview

References in this Report to "Inter-Con," "we," "our," "us," and the "Registrant" refer to Inter-Con/PC, Inc.

Inter-Con/PC, Inc. was incorporated as Infopac Systems, Inc., a Minnesota corporation on June 17, 1996 for the purpose of developing and marketing certain computer products for the consumer electronics and telecommunications industries.  On June 8, 1999, Infopac Systems, Inc. acquired all of the issued and outstanding shares of the common stock of Inter-Con/PC, Inc. through a statutory merger of Inter-Con/PC, Inc. into Infopac Systems, Inc. Immediately after the merger, Infopac Systems, Inc., changed its name to Inter-Con/PC, Inc.

As of April 1, 2001, the Company has ceased operations and currently has no assets. The Company does not have any credit facilities or other commitments for debt or equity financing. The Company is currently actively seeking merger and business opportunities.

In February 2006, Emmanuel Strategic Partners, Inc. acquired approximately 78% of the voting capital stock of the Company and redirected its business plan to seek merger partners and other business opportunities.  On April 17, 2006, the Company effectuated a reverse spilt of its Common Stock on a one for one hundred (1:100) basis.  The Company filed an additional amendment to its Articles of Incorporation to effectuate a second reverse split on a one for one hundred (1:100) basis, but rescinded this event before taking effect in the market by effectuating a forward split on a one hundred for one (100:1) basis.

On October 21, 2008, the Company accepted an offer of settlement with the U.S. Securities and Exchange Commission in connection with an Order Instituting Administrative Proceeding (“IAP”) pursuant to Section 12(j) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  The IAP was instituted since the Company’s prior management had been deficient in complying with the Company’s obligations under the Exchange Act for several years.  Thereafter, the Company consented to the deregistration of all of its securities pursuant to Section 12(j) of the Exchange Act which, in part, prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered.  Accordingly, the Company filed a Registration Statement on Form 10 on February 11, 2009, as amended, to all of its shareholders to enter into public sales of their shares of the Company Securities.

As a result of the Company’s failure to comply with the requirements applicable to a company with a class of securities under Section 12(g), including failure to file periodic reports under Section 13(a) the Commission instituted proceedings against the Company pursuant to Section 12(j) of the Exchange Act.  Since its Form 10-QSB for the period ending March 31, 2001 until May 7, 2008, the company failed to file any reports with the Commission.  On September 19, 2008, September 22, 2008 and September 23, 2008, the Issuer filed reports on Form 10-QSB, 10-QSB/A and 10-QSB, respectively.  Since these reports were insufficient to cure the Company’s reporting deficiencies, the company consented to the deregistration of its securities pursuant to Section 12(j) on October 22, 2008.

As a result of such deregistration, in addition to having failed to provide adequate public information to its shareholders via the Commission’s Edgar database, the Company’s shareholders are unable to publicly sell shares of the Company’s Common Stock through the use of a broker or dealer until such time as the Company files a registration statement to avail itself of the reporting requirements of the Exchange Act.

As described below, the Company is currently active in seeking merger and business opportunities with the objective to acquire, or merge with an operating business. We are a development stage business and have had limited revenues since our formation. There is currently no public market for our common stock.

Business of the Registrant.

We are, based on proposed business activities, a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”), defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under the SEC Rule 12b-2 under the Securities Act, we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current business is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•
Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

•	The ability to use registered securities to make acquisitions of assets or businesses;

•	Increased visibility in the financial community;

•	The facilitation of borrowing from financial institutions;

•	Improved trading efficiency;

•	Shareholder liquidity;

•	Greater ease in subsequently raising capital;

•	Compensation of key employees through stock options for which there may be a market valuation;

•	Enhanced corporate image; and

•	A presence in the United States capital markets.

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Registrant, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. All of our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

 We are voluntarily filing this Report with the SEC and we are under no obligation to do so under the Exchange Act.

•	We are not required to deliver an annual report to security holders, and at this time, do not anticipate the distribution of such a report.

•	We will file reports with the SEC. We will be a reporting company and will comply with the requirements of the Exchange Act.

ITEM 1A – RISK FACTORS

This Report contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Report. The following risk factors should be considered carefully in addition to the other information in this Report, before purchasing any of the Company’s securities.

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Special Cautionary Notice Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

WE WILL NEED SIGNIFICANT ADDITIONAL CAPITAL, WHICH WE MAY BE UNABLE TO OBTAIN.

Our capital requirements in connection with our promotional activities and transition to commercial operations have been and will continue to be significant. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to continue our operations, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

Our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern. As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required.  Further, any financing we do obtain may be on less favorable terms.  Moreover, if the Company should fail to continue as a going concern, there is a risk of total loss of any monies invested in the Company, and it is also possible that, in such event, our shares, including those registered hereby would be of little or no value.

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

Our proposed business operations will depend to a great extent on the operations, financial condition and management of the identified target company in a business combination. While management prefers a business combination with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

As a result of our not yet identifying any assets, property or business that we may acquire, potential investors in us have virtually no substantive information upon which to base a decision of whether to invest in us, making an investment in us with our present and proposed business operations is highly speculative in nature and involves an extremely high degree of risk. In addition, our present and proposed business operations are subject to the same risks inherent in any new and unproven venture, and will include without limitation those types of risk factors outlined below.

OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE WILL EXPERIENCE SIGNIFICANT COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies, venture capital and private equity firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

WE HAVE CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be in the future be affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

THE COMPANY HAS PREVIOUSLY FAILED TO COMPLY WITH ITS REPORTING OBLIGATIONS.

The Division of Enforcement of the Securities and Exchange Commission commenced an Order Instituting Proceedings against the Company on September 12, 2008 due to its failure to file its period reports pursuant to the Securities and Exchange Act of 1934, as amended.  Accordingly, there can be no assurance that the Company will be able to comply with the periodic reporting requirements under the Exchange Act, should the Registration Statement on Form 10, , filed on February 11, 2009, as amended, be disclosed effective.  In such a case, shareholders may be unable to publicly resell their shares if another proceeding is commenced pursuant to Section 12(j) in addition to being unable to avail themselves to reasonably current public information as is required pursuant to Rule 144.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING HISTORY.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any significant revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company’s affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Securities Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects

IF WE ENGAGE IN FUTURE MERGERS OR ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS OF THE ACQUISITION.

If appropriate opportunities become available, we may attempt to find a merger candidate, acquire businesses, products or technologies. If we do undertake any transaction of this sort, the process of merging or integrating an acquired business, product or technology may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any merger or acquisition. Future mergers or acquisitions could dilute existing stockholders' ownership interest in us and could cause us to incur debt, exposing us to future liabilities.

Risks Relating to Our Common Stock

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK, AND LIQUIDITY OF SHARES OF OUR COMMON STOCK IS LIMITED.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

THE COMPANY MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COSTS OF DOING BUSINESS.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, NOR HAVE WE EVER PAID DIVIDENDS ON OUR COMMON STOCK.

There is currently no public trading market for our common stock and none is expected to develop in the foreseeable future.  Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

OUR SHARES ARE SUBJECT TO THE U.S. “PENNY STOCK” RULES AND INVESTORS WHO PURCHASE OUR SHARES MAY HAVE DIFFICULTY RE-SELLING THEIR SHARES AS THE LIQUIDITY OF THE MARKET FOR OUR SHARES MAY BE ADVERSELY AFFECTED BY THE IMPACT OF THE “PENNY STOCK” RULES.

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares are not currently traded on the OTCBB, but it is the Company’s plan that the common shares be quoted on the OTCBB. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i) the equity security is listed on NASDAQ or a national securities exchange;
(ii) the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or
(iii) the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Since our common stock is currently deemed penny stock regulations, it may tend to reduce market liquidity of our common stock, because they limit the broker/dealers’ ability to trade, and a purchaser’s ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

For more information about penny stocks, contact the U.S. Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C. 20549, or by telephone at (202)  942-8088.

ITEM 2 - DESCRIPTION OF PROPERTY

We neither rent nor own any properties. We utilize the office space and equipment of our officer and director at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

We are not aware of any material, existing or pending legal proceedings nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of its directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Presently, there are not any material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
No matters were submitted to a vote of security holders during the period January 1, 2008 to December 31, 2008.

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock currently trades on the Pink Sheets under the symbol “ICPC.”  As a result of the deregistration of our securities by the Commission, broker dealers are prohibited in part from effecting transactions in the Company’s securities until they are registered.  The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within 2008 and 2007. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended	Low price	High price

December 31, 2008	$0.10	$0.0001
September 30, 2008	$0.10	$0.10
June 30, 2008	$0.02	$0.10
March 31, 2008	$0.01	$0.02
December 31, 2007	$0.02	$0.07
September 30, 2007	$0.07	$0.10
June 30, 2007	$0.07	$0.10
March 31, 2007	$0.10	$0.10

The Company filed a Registration Statement on Form 10, on February 11, 2009, as amended, for the purpose of enabling its common stock to commence trading on the NASD OTC Bulletin Board. The Company's Registration Statement on Form 10 must be declared effective by the SEC prior to it being approved for trading on the NASD OTC Bulletin Board, and until such time as the Form 10 is declared effective, the Company's common stock will continue to be quoted on the "Pink Sheets." The Company's market makers must make an application to the National Association of Securities Dealers, Inc., or NASD, following the effective date of the Company's Registration Statement on Form 10 in order to have the common stock quoted on the NASD OTC Bulletin Board.

Number of Shareholders.

As of December 31, 2008, a total of 1,930,726 shares of the Company’s common stock are outstanding and held by approximately 553 shareholders of record. Of this amount, approximately 181,480 shares are unrestricted. Approximately 1,116 shares are restricted securities held by non-affiliates, and the remaining 1,500,000 shares are restricted securities held by affiliates.

Dividends.

The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

Not applicable.

ITEM 6 –SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

(a) Plan of Operation.

We are presently organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We may also have to raise funds from a private placement of our securities pursuant to Regulation D under the Securities Act.

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company is presently organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by our principal stockholder, or another source.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our principal stockholder, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The Company is not exposed to market risk related to interest rates on foreign currencies.

ITEM 8-  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 14, 2008, our Board of Directors voted to replace Schechter Dokken Kanter Andrews & Selcer Ltd. (“SDKAS”) as its independent registered public accounting firm, and to retain Li & Company, PC as our principal public accounting firm.  While SDKAS had not completed an audit of the Company’s financial statements since the fiscal year ending December 31, 2000, there were no disagreements with SDKAS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Prior to retaining Li & Company, PC, management did not consult Li & Company, PC regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered, nor concerning any matter that was the subject of any disagreement or event.

Item 9A(T)-  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in applicable securities laws.

As required by Rule 13a-15 of the Exchange Act, as of the end of the period covered by this Annual Report Form 10-K report, we carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time, management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.

During the year ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal financial officer, has, with the assistance of external consultant, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers.

Our sole officer and director and additional information concerning him is as follows. These are the only persons whose activities are expected to be material to the Company prior to the completion of any merger or acquisition transaction.

	Age	Position
Ronald S. McIntyre	60	President; Chairman of the Board
____________________
The Company’s executive officers and directors are elected annually and serve until the next annual meeting of stockholders.

RON MCINTYRE, 60, PRESIDENT, CHAIRMAN

Mr. McIntyre has management experience with technology companies and start-ups in the United States and Canada. Included in his experience are three corporate mergers/acquisitions. On March 19, 1998, as President of Visionary Solutions (VSI:ASE), Mr. McIntyre signed merger documents for an Agresso (UNI:Oslo) takeover bid. In 1992, Mr. McIntyre also served on the Board of Directors of Richmond Software (The Maximizer) until the company’s merger with Modatech (NASDAQ). In 1989, he joined Consumers Software Inc. as Director of Sales & Marketing and was instrumental in increasing software sales by more than 500% until the company was acquired by Microsoft on April 8, 1991.  Concurrently herewith, Mr. McIntyre also serves as the President, Secretary and Director of Kaleidoscope Venture Capital, Inc., a publicly-owned Nevada corproration.

During 13 years with A.B.  Dick Co., Mr. McIntyre held positions as Branch Manager and Pacific Zone Manager, and then transferred to California to commence branch sales operations in Sacramento.

For 7 years, Mr. McIntyre worked for NBI, first to start up operations in Sacramento, Vancouver and Victoria, and then stepped up to Western Regional Manager. He joined Consumers Software Inc. in 1989 as Director of Sales & Marketing and was instrumental in increasing software sales by 500% prior to the purchase by Microsoft.

In addition, Mr. McIntyre was the owner/operator of VIPaging Services, Ltd., a licensed paging company in British Columbia. He was also President and CEO of Visionary Solutions. Visionary Solutions markets and delivers Agresso business software to growth-oriented companies in the mid-tiered markets (US $25 million - $1,000 million in annual sales). Agresso is world class business software with more than 20 modules that include core financial, logistics, purchasing, project costing billing, payroll and human resources. On March 19, 1998, merger documents were signed for an Agresso take-over bid.

Mr. McIntyre also served as Vice President, Sales & Marketing, Director of IT, and Vice President of Operations for Aimtronics Corporation. During his tenure, he had direct responsibility for increasing revenues to Cdn $57MM in 1999, $105MM in 2000, and $154MM for 2001, and managing 250,000 square feet of manufacturing operations in two countries with more than 1,100 employees.

(b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e) The Company is not yet required to have an Audit Committee as a result of the fact that our common stock is not considered a “listed security” as defined in Rule 10A-3 of the Exchange Act. There are currently no audit committee members that meet the criteria of “Financial Expert”, however the company is actively working to appoint a “Financial Expert” in the current year.

(f)  We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic. Our code of ethics is filed as an exhibit to this Report.

EMPLOYMENT AGREEMENTS

None of the Company's officers, directors, advisors or key employees are currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company.

ITEM 11 - EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the year ended December 31, 2008. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award s($))	Non-Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald S. McIntyre, (1)	2009	-	-	-	-	-	-	-	-
President, Chairman	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Cecilio Fisher,(2)	2009	-	-	-	-	-	-	-	-
President, Chairman	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
		-
Lisa Vergon, (3)	2009	-	-	-	-	-	-	-	-
President, Chairman	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Nicholas Stone, (4)	2009	-	-	-	-	-	-	-	-
President, Chairman	2008	-	-	-	-	-	-	-	-
	2007	-	--	-	-	-	-	-	-

(1) Ronald S. McIntyre was appointed as the Company’s President and Chairman on December 17, 2008.
(2) Cecilio Fisher served as the Company’s President and Chairman from July 28, 2008 to December 16, 2008.
(3) Lisa Vergon served as the Company’s President and Chairman from September 26, 2007 to July 28, 2008.
(4) Nicholas Stone served as the Company’s President and Chairman from April 16, 2006 to September 26, 2007

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

OPTIONS/SARS GRANTS DURING LAST FISCAL YEAR

None.

LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

None

EMPLOYMENT AGREEMENTS

None.

COMPENSATION OF DIRECTORS

At this time, the Company’s only director receives no remuneration for his services, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its director.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2008, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of December 31, 2008, there were 1,930,726 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of December 31, 2008 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock

Ronald S. McIntyre (2)	0	0

Emmanuel Strategic Partners, Inc. (3)	1,500,000	77.86%

All executive officers and directors as a group	0	0

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 1,930,726 shares of common stock outstanding on December 31, 2008, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 31, 2008.

(2) Ronald S. McIntyre, President and Chairman.

(3) The address for this shareholder is 256 S. Robertson Boulevard, Beverly Hills, California 90211. Andrew W. Baum, holds voting and dispositive power over the shares beneficially owned by Emmanuel Strategic Partners, Inc.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise disclosed herein, there have been no related party transactions, or any other transactions or relationships, including matters related to director independence, required to be disclosed pursuant to Items 404 or 407(a) of Regulation S-B.

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

December 31, 2007:	$ _____	Li & Company, LP
December 31, 2008:	$ _____	Li & Company, LP

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

December 31, 2007:	$ _____	Li & Company, LP
December 31, 2008:	$ _____	Li & Company, LP

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

December 31, 2007:	$ _____	Li & Company, LP
December 31, 2008:	$ _____	Li & Company, LP

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

December 31, 2007:	$ _____	Li & Company LP
December 31, 2008:	$ _____	Li & Company LP

ITEM 15- EXHIBITS

3.1*	Certificate of Incorporation, as amended, of the Registrant

3.2*	By-laws of the Registrant

14.1	Code of Ethics

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Section 302 of the Sarblanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes Oxley Act Of 2002

*	Filed herewith

#	Furnished herewith

* Incorporated by reference to the Company’s registration statement on Form 10SB, filed with the Securities Commission on February 9, 2000, as amended.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Inter-Con has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on November 16, 2009.

INTER-CON/PC, INC.
(Registrant)

/s/ Ronald S. McIntyre
Name: Ronald S. McIntyre
Title: Chairman, President,
Chief Executive and
Chief Financial Officer
(Principal Executive and Financial Officer)

FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Inter-Con/PC, Inc.
Anderson, South Carolina

We have audited the accompanying balance sheets of Inter-Con/PC, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter-Con/PC, Inc., as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Inter-Con/PC, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, Inter-Con/PC, Inc. is currently inactive, and is now seeking merger opportunities.  Since April 2001 the Company has ceased operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Skillman, New Jersey
September 30, 2009

INTER-CON/PC, INC.
Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$-	$-

Total current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$13,500	$10,000
Total current liabilities	13,500	10,000

Stockholders' deficit
Common stock, no par value, 50,000,000 shares authorized, 19,307 shares issued and outstanding	7,178,980	7,178,980
Accumulated deficit	(7,192,480)	(7,188,980)
Total stockholders’ deficit	(13,500)	(10,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Operations

	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007
Revenue, net	-	$-

Operating expenses:
General and administrative	3,500	10,000
Total operating expenses	3,500	10,000

Loss from operations	(3,500)	(10,000)

Other income
Forgiveness of debt	-	250,254

Total other income	-	250,254

Net income (loss)	$(3,500)	$240,254

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	193,072,600	193,072,600

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statement of Stockholders’ Deficit
For the Years Ended December 31, 2008 and 2007

	Common Shares	Amount	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2006	193,072,600	7,178,980	(7,429,234)	(250,254)

Net income			240,254	240,254

Balance, December 31, 2007	193,072,600	7,178,980	(7,188,980)	(10,000)

Net loss			(3,500)	(3,500)

Balance, December 31, 2008	193,072,600	$7,178,980	$(7,192,480)	$(13,500)

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Cash Flows

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,500)	$240,254
Adjustments to reconcile net income (loss) to net cash used in operating activities
Forgiveness of debt	-	(250,254)

Changes in operating assets and liabilities:
Accrued expenses	3,500	10,000
Net Cash Used In Operating Activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$-	$-

See accompanying notes to financial statements

INTER-CON/PC, INC.
December 31, 2008 and 2007
Notes to the Financial Statements

NOTE 1 - ORGANIZATION

Inter-Con/PC, Inc. was incorporated in the State of Minnesota Infopac Systems, Inc. on June 17, 1996.  On June 8, 1999, Infopac Systems, Inc. acquired all of the issued and outstanding shares of the common stock of Inter-Con/PC, Inc. through a statutory merger of Inter-Con/PC, Inc. into Infopac Systems, Inc. Immediately after the merger, Infopac Systems, Inc., changed its name to Inter-Con/PC, Inc. (the “Company”). For financial statement reporting purposes, the acquisition has been treated as a reverse acquisition of Infopac Systems, Inc. by Inter-Con/PC, Inc. and as a recapitalization of Inter-Con/PC, Inc.

The Company was formed as a technology-development corporation to develop, manufacture, and market a set-top-box computer that would facilitate the convergence of voice, video, data and other technologies all through the TV screen. The Company is currently inactive seeking merger and business opportunities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

b.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

c.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d.  Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Statement of Financial Accounting Standards (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31 2008 or 2007, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2008 or 2007.

e.  Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company is currently inactive.

f.  Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

g.  Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

h.  Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the year ended December 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2008, the Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – STOCKHOLDERS’ DEFICIT

On February 6, 2009, the Company effectuated a 100-for-1 forward stock split.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the common stock splits.

NOTE 5 – INCOME TAXES

Deferred tax assets

As of December 31, 2008 the Company had net operating loss carry forwards of approximately $6,449,000 that may be available to reduce future years’ taxable income and will expire commencing in 2011 through 2028.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $2,579,600 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $2,579,600.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $1,200 and decreased by $99,102 for the year ended December 31, 2008 and 2007, respectively.

Components of deferred tax assets as of December 31, 2008and 2007 are as follows:

	December 31,
	2008	2007
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$2,579,600	$2,578,400
Less valuation allowance	(2,579,600)	(2,578,400)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

The reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31,
	2008	2007
Federal statutory income tax rate	40.0%	40.0%
Change in valuation allowance on net operating loss carry-forwards	(40.0)	(40.0)
Effective income tax rate	0.0%	0.0%