Form 10-Q
period 2009-03-31
INTER CON PC INC
filed 2009-12-01
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-29415

INTER-CON/PC, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1853972
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1350 Broadway, 11th Floor, New York, NY 10018
(Address of principal executive offices)

(212) 216-8000
(Issuer's telephone number)

1848 Harris Bridge Road, Anderson, South Carolina 29621
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2009: 1,930,726 shares of common stock, no par value.

Inter-Con/PC, Inc.
FORM 10-Q
March 31, 2009

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1. FINANCIAL INFORMATION

INTER-CON/PC, INC.
INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	F-1
Statements of Operations for the Three Months ended March 31, 2009 And 2008 (Unaudited)	F-2
Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008 (Unaudited)	F-3
Notes to the Financial Statements (Unaudited)	F-4

INTER-CON/PC, INC.

Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2008
ASSETS
Current assets
Cash	$-	$-

Total current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$14,000	$13,500
Total current liabilities	14,000	13,500

Stockholders' deficit
Common stock, no par value, 50,000,000 shares authorized, 19,307 shares issued and outstanding	7,178,980	7,178,980
Accumulated deficit	(7,192,980)	(7,192,480)
Total stockholder’s deficit	(14,000)	(13,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Revenue, net	$-	$-

Operating expenses:
General and administrative	500	500
Total operating expenses	500	500

Loss from operations	(500)	(500)

Net loss	$(500)	$(500)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	193,072,600	193,072,600

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(500)	$(500)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	500	500
Net Cash Used In Operating Activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to financial statements

INTER-CON/PC, INC.
March 31, 2009 and 2008
Notes to the Financial Statements
(Unaudited)

NOTE 1- ORGANIZATION

Inter-Con/PC, Inc. was incorporated in the State of Minnesota as Infopac Systems, Inc. in 1983. On June 8, 1999, Infopac Systems, Inc. acquired all of the issued and outstanding shares of the common stock of Inter-Con/PC, Inc. through a statutory merger of Inter-Con/PC, Inc. into Infopac Systems, Inc. Immediately after the merger, Infopac Systems, Inc., changed its name to Inter-Con/PC, Inc. (the “Company”). For financial statement reporting purposes, the acquisition has been treated as a reverse acquisition of Infopac Systems, Inc. by Inter-Con/PC, Inc. and as a recapitalization of Inter-Con/PC, Inc.

The Company was formed as a technology-development corporation to develop, manufacture, and market a set-top-box computer that would facilitate the convergence of voice, video, data and other technologies all through the TV screen. The Company is currently inactive seeking merger and business opportunities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form 10.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported periods.  Significant estimates include the estimated useful lives of property, plant and equipment, land use right, patents and purchased formulae and the normal capacity of the production facilities.  Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 31, 2009 or 2008.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2009 or 2008.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the year ended December 31, 2009, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2009, the Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through March 31, 2009, the date these financials were issued to determine if they must be reported. The Management of the Company determined that there are no reportable subsequent events to be disclosed.

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

Plan of Operation.

We have not realized any revenues from operations for the three month period ended March 31, 2009 and we are inactive. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company.  As of March 31, 2009, we had no cash and through March 31, 2009, all our operating expenses have been paid by our majority stockholder.

Our plan for the next twelve months shall be to continue efforts to locate suitable acquisition candidates. The Company can provide no assurance that a suitable candidate may be located or that a transaction may be consummated on terms that are favorable to the Company or that  it can continue to satisfy its cash requirements for at least the next twelve months.

The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated.  The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon management’s plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence.

Operations and Liquidity

As of April 1, 2001, the Company has ceased operations and currently has no assets. The Company does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No. 161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company does not expect the adoption of  FSP 142-3 to have a material impact on the financial results of the Company.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its financial statements.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4 CONTROLS AND PROCEDURES

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 2009. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

(b) Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer Section 302 of the Sarblanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on November 17, 2009.

INTER-CON/PC, INC.
(Registrant)

/s/ Ronald S. McIntyre
Name: Ronald S. McIntyre
Title: Chairman, President,
Chief Executive and
Chief Financial Officer
(Principal Executive and Financial Officer)