Form 10-Q
period 2009-06-30
INTER CON PC INC
filed 2009-12-01
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009_________________

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

Inter-Con/PC, Inc.
FORM 10-Q
June 30, 2009

ITEM 1. FINANCIAL INFORMATION

INTER-CON/PC, INC.

INTER-CON/PC, INC.

Balance Sheets

	June 30, 2008	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$14,500	$13,500
Total current liabilities	14,000	13,500

Stockholders' deficit
Common stock, no par value, 50,000,000 shares authorized, 19,307 shares issued and outstanding	7,178,980	7,178,980
Accumulated deficit	(7,193,480)	(7,192,480)
Total stockholder’s deficit	(14,500)	(13,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008
Revenue, net	-	$-

Operating expenses:
General and administrative	500	500
Total operating expenses	500	500

Loss from operations	(500)	(500)

Net income	$(3,500)	$240,254

Net income per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	193,072,600	193,072,600

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Operations
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Revenue, net	$-	$-

Operating expenses:
General and administrative	1,000	1,000
Total operating expenses	1,000	1,000

Loss from operations	(1,000)	(1,000)

Net income	$(1,000)	$(1,000)

Net income per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	193,072,600	193,072,600

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Cash flows
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,000)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	1,000	1,000

Net Cash Used In Operating Activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to financial statements

INTER-CON/PC, INC.
June 30, 2009 and 2008
Notes to the Financial Statements
 (Unaudited)

NOTE 1 -ORGANIZATION

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form 10, of which this Prospectus is a part.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended June 30, 2009 or 2008.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2009, the Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through June 30, 2009, the date these financials were issued to determine if they must be reported. The Management of the Company determined that there are no reportable subsequent events to be disclosed.

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

Plan of Operation.

We have not realized any revenues from operations for the six month period ended June 30, 2009 and we are inactive. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company.  As of June 30, 2009, we had no cash and through June 30, 2009, all our operating expenses have been paid by our majority stockholder.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 2009. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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