Form 10-Q
period 2009-09-30
INTER CON PC INC
filed 2009-12-02
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 1, 2009: 1,930,726 shares of common stock, no par value.

Inter-Con/PC, Inc.
FORM 10-Q
September 30, 2009

ITEM 1. FINANCIAL INFORMATION

INTER-CON/PC, INC.

INTER-CON/PC, INC.
Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current assets
Cash	-	-
TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	15,000	13,500
Total current liabilities	15,000	13,500

Stockholders' deficit
Common stock, no par value, 50,000,000 shares authorized, 19,307,602 shares issued and outstanding	7,178,980	7,178,980
Accumulated deficit	(7,193,980)	(7,192,480)
Total stockholders’ deficit	(15,000)	(13,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	-	-

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008
Revenue	-	-

Operating expenses:
General and administrative	500	500
Total operating expenses	500	500

Loss from operations	(500)	(500)

Income tax provision	(-)	(-)

Net loss	(500)	(500)

Net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	193,072,600	193,072,600

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Revenue	-	-

Operating expenses:
General and administrative	1,500	1,500
Total operating expenses	1,500	1,500

Loss from operations	(1,500)	(1,500)

Income tax provision	(-)	(-)

Net loss	(1,500)	(1,500)

Net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	193,072,600	193,072,600

See accompanying notes to the financial statements.

INTER-CON/PC, INC.

Statements of Cash flows
(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,500)	(1,500)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Increase in accrued expenses	1,500	1,500

Net Cash Used In Operating Activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	-	-
Taxes paid	-	-

See accompanying notes to financial statements

INTER-CON/PC, INC.
September 30, 2009 and 2008
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION

Infopac Systems, Inc was incorporated in the State of Minnesota in 1983. On June 8, 1999, Infopac Systems, Inc. acquired all of the issued and outstanding shares of the common stock of Inter-Con/PC, Inc. through a statutory merger of Inter-Con/PC, Inc. into Infopac Systems, Inc. Immediately after the merger, Infopac Systems, Inc., changed its name to Inter-Con/PC, Inc. (the “Company”). For financial statement reporting purposes, the acquisition has been treated as a reverse acquisition of Infopac Systems, Inc. by Inter-Con/PC, Inc. and as a recapitalization of Inter-Con/PC, Inc.

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

d.  Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as accrued expenses, approximate its fair value because of the short maturity of the instrument.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended September 30, 2009 or 2008.

e.  Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

f.  Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

g.  Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

h.  Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 19, 2009.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2009, the Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through October 20, 2009, the date these financials were issued to determine if they must be reported. The Management of the Company determined that there are no reportable subsequent events to be disclosed.

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

Plan of Operation.

We have not realized any revenues from operations for the six month period ended September 30, 2009 and we are inactive. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company.  As of September 30, 2009, we had no cash and through September 30, 2009, all our operating expenses have been paid by our majority stockholder.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on December 1, 2009.

INTER-CON/PC, INC.
(Registrant)

/s/ Ronald S. McIntyre
Name:	Ronald S. McIntyre
Title:	Chairman, President,
Chief Executive and
Chief Financial Officer
(Principal Executive and
Financial Officer)