Form 10-K
period 2009-12-31
HYPERVIEW LTD.
filed 2010-10-21
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
ACT OF 1934
For the transition period from _________ through _________

HYPERVIEW LTD.

(Name of small business in its charter)

Nevada	41-1853972
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

1350 Broadway, 11th Floor
New York, New York 10018
(212) 216-8000
 (Address and Telephone Number including area code
of registrant’s principal executive offices)

Inter-Con/PC-Inc.
 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.  Yes ☐    No  ☒  (Not required by smaller reporting companies)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year.  $0.00

As of October 21, 2010, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $0.00

As of October 21, 2010, there were 192,634 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Plan of Operation,” may constitute forward-looking statements for purposes of the Securities Act and the Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hyperview Ltd. (the “Company” or “Hyperview”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

Overview

References in this Report to "Hyperview," "we," "our," "us," “Company” and the "Registrant" refer to Hyperview Ltd.

Hyperview Ltd. was incorporated as Infopac Systems, Inc., a Minnesota corporation on June 17, 1996 for the purpose of developing and marketing certain computer products for the consumer electronics and telecommunications industries.  On June 8, 1999, Infopac Systems, Inc. acquired all of the issued and outstanding shares of the common stock of Inter-Con/PC-Inc. through a statutory merger of Inter-Con/PC-Inc. into Infopac Systems, Inc. Immediately after the merger, Infopac Systems, Inc. changed its name to Inter-Con/PC-Inc. On February 8, 2010, the Company re-domiciled in Nevada by virtue of a merger with Hyperview Ltd., changing its name from “Inter-Con/PC, Inc.” to “Hyperview Ltd.”, and effected a reverse split of the Company’s common stock, par value $0.001 per share (“Common Stock”) on a one for one hundred basis.

As of April 1, 2001, the Company has ceased operations and currently has no assets. The Company does not have any credit facilities or other commitments for debt or equity financing. The Company is currently actively seeking merger and business opportunities.

In February 2006, Emmanuel Strategic Partners, Inc. acquired approximately 78% of the voting capital stock of the Company and redirected its business plan to seek merger partners and other business opportunities.  On April 17, 2006, the Company effectuated a reverse spilt of its Common Stock on a one for one hundred (1:100) basis.  The Company filed an additional amendment to its Articles of Incorporation to effectuate a second reverse split on a one for one hundred (1:100) basis, but rescinded this event before taking effect in the market by filing an amendment to the Company’s Article of Incorporation to effectuate a forward split on a one hundred for one (100:1) basis.

On October 21, 2008, the Company accepted an offer of settlement with the U.S. Securities and Exchange Commission in connection with an Order Instituting Administrative Proceeding (“IAP”) pursuant to Section 12(j) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  The IAP was instituted since the Company’s prior management had been deficient in complying with the Company’s obligations under the Exchange Act for several years.  Thereafter, the Company consented to the deregistration of all of its securities pursuant to Section 12(j) of the Exchange Act which, in part, prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered.  Accordingly, the Company filed a Registration Statement on Form 10 on February 11, 2009, as amended, to all of its shareholders to enter into public sales of their shares of the Company’s securities.

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

On February 5, 2010, the Company reorganized as a Nevada corporation by effectuating a merger with and into Hyperview Ltd. (the “Reorganization”).  As a result of, and in accordance with the Reorganization, the Company changed its name to Hyperview ltd. And effectuated a reverse split of its common stock on a 1 for 100 basis.

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

THE COMPANY HAS PREVIOUSLY FAILED TO COMPLY WITH ITS REPORTING OBLIGATIONS.

The Division of Enforcement of the Securities and Exchange Commission commenced an Order Instituting Proceedings against the Company on September 12, 2008 due to its failure to file its period reports pursuant to the Securities and Exchange Act of 1934, as amended.  Accordingly, there can be no assurance that the Company will be able to comply with the periodic reporting requirements under the Exchange Act, should the Registration Statement on Form 10, filed on February 11, 2009, as amended, be disclosed effective.  In such a case, shareholders may be unable to publicly resell their shares if another proceeding is commenced pursuant to Section 12(j) in addition to being unable to avail themselves to reasonably current public information as is required pursuant to Rule 144.

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

Risks Relating to Our Common Stock

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK, AND LIQUIDITY OF SHARES OF OUR COMMON STOCK IS LIMITED.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 of the Securities Act.

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

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock currently trades on the Pink Sheets under the symbol “ICPC.”  As a result of the deregistration of our securities by the Commission, broker dealers are prohibited in part from effecting transactions in the Company’s securities until they are registered.  The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within 2009 and 2008. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended	Low price	High price

December 31, 2009	$0.00	$0.00
September 30, 2009	$0.00	$000
June 30, 2009	$0.00	$0.00
March 31, 2009	$0.00	$0.00
December 31, 2008	$0.10	$0.0001
September 30, 2008	$0.10	$0.10
June 30, 2008	$0.02	$0.10
March 31, 2008	$0.01	$0.02

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

Number of Shareholders.

As of October 21, 2010, a total of 192,634 shares of the Company’s Common Stock are outstanding and held by approximately 353 shareholders of record. Of this amount, approximately 11,158 shares are unrestricted. Approximately 31,476 shares are restricted securities held by non-affiliates, and the remaining 150,000 shares are restricted securities held by affiliates.

Dividends.

The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities

The Company has not sold any of its securities during the past three years.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fiscal year ended December 31, 2009.

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

None.

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

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.

During the year ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal financial officer, has, with the assistance of external consultant, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2009.

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

ITEM 9B- OTHER INFORMATION

None.

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

Ronald S. McIntyre	61	President; Chairman of the Board
____________________
The Company’s executive officers and directors are elected annually and serve until the next annual meeting of stockholders.

RON MCINTYRE, 61, PRESIDENT, CHAIRMAN

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the year ended December 31, 2009. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2009, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of December 31, 2009, there were 192,634 shares of our common stock outstanding.

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

The table also shows the number of shares beneficially owned as of December 31, 2009 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock

Ronald S. McIntyre (2)	0	0

Emmanuel Strategic Partners, Inc. (3)	1,500,000	77.86%

All executive officers and directors as a group	0	0

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 192,634 shares of common stock outstanding on December 31, 2009, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 31, 2009.

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

December 31, 2009	$3,500	Li & Company, LP
December 31, 2008:	$4,500	Li & Company, LP

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

December 31, 2009:	$0	Li & Company, LP
December 31, 2008:	$0	Li & Company, LP

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

December 31, 2009:	$0	Li & Company, LP
December 31, 2008:	$0	Li & Company, LP

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

December 31, 2009:	$0	Li & Company LP
December 31, 2008:	$0	Li & Company LP

ITEM 15- EXHIBITS

3.1*	Certificate of Incorporation, as amended, of the Registrant

3.2*	By-laws of the Registrant

14.1(1)	Code of Ethics

31.1#	Certification of Chief Executive Officer and Chief Financial Officer Section 302 of the Sarblanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes Oxley Act Of 2002

*	Filed herewith

#	Furnished herewith

* Incorporated by reference to the Company’s registration statement on Form 10-SB, filed with the Securities Commission on February 9, 2000, as amended.
(1) Incorporated by reference to the Company’s annual statement on Form 10K, filed with the Securities Commission on November 25, 2009, as amended.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Hyperview  has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on October 21, 2010.

HYPERVIEW LTD.
(Registrant)

/s/ Ronald S. McIntyre
Name:	Ronald S. McIntyre
Title:	Chairman, President,
Chief Executive and
Chief Financial Officer
(Principal Executive and Financial Officer)

HYPERVIEW LTD.
(Formerly Inter-Con/PC, Inc.)

DECEMBER 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hyperview Ltd.
(Formerly Inter-Con/PC, Inc.)
New York, New York

We have audited the accompanying balance sheets of Hyperview Ltd. (formerly Inter-Con/PC, Inc.)  as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyperview Ltd. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Hyperview Ltd. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is currently inactive, and is seeking merger opportunities.  Since April 2001 the Company has ceased operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
October 21, 2010

HYPERVIEW LTD.
(Formerly Inter-Con/PC, Inc.)

Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	24,475	13,500

Due to shareholder	7,500	-
Total current liabilities	31,975	13,500

Stockholders' deficit
Preferred stock: $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 193,077 shares issued and outstanding	193	193
Additional paid-in capital	7,178,787	7,178,787
Accumulated deficit	(7,210,955)	(7,192,480)
Total stockholders’ deficit	(31,975)	(13,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the financial statements.

HYPERVIEW LTD.
(Formerly Inter-Con/PC, Inc.)

Statements of Operations

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenue	-	$-

Operating expenses:
Professional fees	18,475	-
General and administrative	-	3,500
Total operating expenses	18,475	3,500

Loss before income taxes	(18,475)	(3,500)

Income tax provision	-	-

Net loss	$(18,475)	$(3,500)

Net loss per common share - basic and diluted	$(0.10)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	193,077	193,077

See accompanying notes to the financial statements.

HYPERVIEW LTD.
(Formerly Inter-Con/PC, Inc.)

Statement of Stockholders’ Deficit
For the Years Ended December 31, 2009 and 2008

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2007	193,077	$193	$7,178,787	(7,188,980)	(10,000)

Net loss				(3,500)	(3,500)

Balance, December 31, 2008	193,077	193	7,178,787	(7,192,480)	(13,500)

Net loss				(18,475)	(18,475)

Balance, December 31, 2009	193,077	$193	$7,178,787	$(7,210,955)	$(31,975)

See accompanying notes to the financial statements.

HYPERVIEW LTD.
(Formerly Inter-Con/PC, Inc.)

Statements of Cash Flows

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,475)	$(3,500)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Increase in accrued expenses	18,475	3,500

Net Cash Used In Operating Activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued expenses paid by stockholder	$7,500	$-

See accompanying notes to the financial statements

HYPERVIEW LTD.
(Formerly Inter-Con/PC, Inc.)
December 31, 2009 and 2008
Notes to the Financial Statements

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2009 or 2008.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:
1.           A subsidiary or group of assets that is a business or nonprofit activity
2.           A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.           An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.           Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.           Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.           Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.
2.           Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.   Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.
2.   Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.           An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.           An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.
3.           The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.            Be commensurate with either of the following:
a.	The vendor's performance to achieve the milestone
b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.            Relate solely to past performance
3.            Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.           A description of the overall arrangement
2.           A description of each milestone and related contingent consideration
3.           A determination of whether each milestone is considered substantive
4.   The factors that the entity considered in determining whether the milestone or milestones are substantive
5.           The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.           Revenue
2.           Income before income taxes
3.           Net income

4.           Earnings per share
5.           The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company has an accumulated deficit of $7,210,955 and had a net loss of $18,475 for the year ended December 31, 2009 respectively with no revenue earned since inception.  At December 31, 2009, the Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – DUE TO STOCKHOLDER

During the year ended December 31, 2009, the majority stockholder paid accrued expenses of the Company of $7,500. This amount is being shown as due to stockholder. The amount is due on demand and bears no interest.

NOTE 5 – INCOME TAXES

Deferred tax assets

At December 31, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $7,210,955 that may be offset against future taxable income through 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $2,451,725 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $2,451,725.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $6,282 and $44,109 for the years ended December 31, 2009 and 2008, respectively.

Components of deferred tax assets at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$2,451,725	2,445,443
Less valuation allowance	(2,451,725)	(2,445,443)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Hyperview Ltd. (“Hyperview” or the “Company”) was incorporated under the laws of the State of Nevada on January 29, 2010 for the sole purpose of redomiciling Inter-Con/PC, Inc., a Minnesota corporation into the State of Nevada.

Hyperview is authorized to issue 50,000,000 shares of preferred stock at a par value of $0.001 and 300,000,000 shares of common stock at a par value of $0.001.

Effective February 8, 2010, Inter-Con/PC, Inc. merged into Hyperview. The merger was effectuated by the issuance of one share of common stock of Hyperview for every 100 shares of Inter-Con/PC, Inc. Following the merger, Hyperview shall continue as the surviving corporation and the separate corporate existence of Inter-Con/PC, Inc. shall cease. The financial statements give retroactive effect to the merger.

The merger has been accounted for as a recapitalization of Hyperview for financial accounting purposes. Since Hyperview had no operations prior to the recapitalization, the financial statements of Hyperview and Inter-Con/PC, Inc. are being combined for the period from January 1, 2008 through December 31, 2009 with retroactive effect being given to the issuance of the common stock.