Form 10-Q
period 2010-03-31
HYPERVIEW LTD.
filed 2010-10-26
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended  March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to _____________

Commission file number 000-29415

HYPERVIEW LTD.
 (Exact name of small business issuer as specified in its charter)

Nevada	41-1853972
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1350 Broadway, 11th Floor, New York, NY 10018
(Address of principal executive offices)

(212) 216-8000
(Issuer's telephone number)

Inter-Con/PC-Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes  ☒  No  ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 21, 2010: 192,634 shares of common stock, par value $0.001 per share.

Hyperview Ltd.
FORM 10-Q
March 31, 2010

ITEM 1. FINANCIAL INFORMATION

HYPERVIEW LTD.

HYPERVIEW LTD.

Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	29,504	24,475
Due to shareholder	7,500	7,500
Total current liabilities	37,004	31,975

Stockholders' deficit
Preferred stock: $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 193,077 shares issued and outstanding	193	193
Additional paid-in capital	7,178,787	7,178,787
Accumulated deficit	(7,215,984)	(7,210,955)
Total stockholders’ deficit	(37,004)	(31,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Revenue	-	$-

Operating expenses:
Professional fees	5,029	-
General and administrative	-	500
Total operating expenses	5,029	500

Loss before taxes	(5,029)	(500)

Income tax provision	-	-

Net loss	$(5,029)	$(500)

Net loss per common share - basic and diluted	$(0.03)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	193,077	193,077

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,029)	$(500)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	5,029	500

Net Cash Used In Operating Activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements

HYPERVIEW LTD.
March 31, 2010 and 2009
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

Hyperview is authorized to issue 50,000,000 shares of preferred at a par value of $0.001 and 300,000,000 shares of common stock at a par value of $0.001.

Effective February 8, 2010, Inter-Con/PC, Inc. merged into Hyperview. The merger was effectuated by the issuance of one share of common stock of Hyperview for every 100 shares of Inter-Con/PC, Inc. Following the merger, Hyperview shall continue as the surviving corporation and the separate corporate existence of Inter-Con/PC, Inc. shall cease.

The merger has been accounted for as a recapitalization of Hyperview for financial accounting purposes. Since Hyperview had no operations prior to the recapitalization, the financial statements of Hyperview and Inter-Con-PC/Inc. are being combined for the period from January 1, 2008 through December 31, 2009 with retroactive effect being given to the issuance of the common stock.

The Company was formed as a technology-development corporation to develop, manufacture, and market a set-top-box computer that would facilitate the convergence of voice, video, data and other technologies all through the TV screen. The Company is currently inactive seeking merger and business opportunities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on October 21, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010 or 2009.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010 or 2009.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2010, the Company has an accumulated deficit of $7,215,984 and had a net loss of $5,029 for the interim period ended March 31, 2010, respectively with no revenue earned since inception.  At March 31, 2010, the Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – DUE TO STOCKHOLDER

During the year ended December 31, 2009, the majority stockholder paid accrued expenses of the Company of $7,500. This amount is being shown as due to stockholder. The amount is due on demand and bears no interest.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no subsequent events to be disclosed.

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

Plan of Operation.

We have not realized any revenues from operations for the three month period ended March 31, 2010 and we are inactive. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company.  As of March 31, 2010, we had no cash and through March 31, 2010, all our operating expenses have been paid by our majority stockholder.

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

ITEM 4. (REMOVED AND RESERVED)

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on October 21, 2010.

HYPERVIEW LTD.
(Registrant)

/s/ Ronald S. McIntyre
Name:	Ronald S. McIntyre
Title:	Chairman, President,
Chief Executive and
Chief Financial Officer
(Principal Executive and
Financial Officer)