Form 10-Q
period 2010-06-30
HYPERVIEW LTD.
filed 2010-10-26
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 2010

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

Hyperview Ltd.
FORM 10-Q
June 30, 2010

ITEM 1. FINANCIAL INFORMATION

HYPERVIEW LTD.

HYPERVIEW LTD.

Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	22,589	24,475
Due to shareholder	15,500	7,500
Total current liabilities	38,089	31,975

Stockholders' deficit
Preferred stock: $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 193,077 shares issued and outstanding	193	193
Additional paid-in capital	7,178,787	7,178,787
Accumulated deficit	(7,217,069)	(7,210,955)
Total stockholders’ deficit	(38,089)	(31,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009
Revenue	$-	$-

Operating expenses:
Professional fees	1,085	-
General and administrative	-	500
Total operating expenses	1,085	500

Loss before taxes	(1,085)	(500)

Income tax provision	-	-

Net loss	$(1,085)	$(500)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	193,077	193,077

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statements of Operations
(Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Revenue	$-	$-

Operating expenses:
Professional fees	6,114	-
General and administrative	-	1,000
Total operating expenses	6,114	1,000

Loss before taxes	(6,114)	(1,000)

Income tax provision	-	-

Net loss	$(6,114)	$(1,000)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	193,077	193,077

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,114)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Increase in accrued expenses	6,114	1,000

Net Cash Used In Operating Activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued expenses paid by stockholder	$8,000	$-

See accompanying notes to the financial statements

HYPERVIEW LTD.

June 30, 2010 and 2009
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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2010 or 2009.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010 or 2009.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2010, the Company has an accumulated deficit of $7,217,069 and had a net loss of $6,114 for the interim period ended June 30, 2010, respectively.  At June 30, 2010, the Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – DUE TO STOCKHOLDER

During the interim period ended June 30, 2010, the majority stockholder paid accrued expenses of the Company of $8,000. This amount is being shown as due to stockholder. The amount is due on demand and bears no interest.

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

Plan of Operation.

We have not realized any revenues from operations for the three month period ended June 30, 2010 and we are inactive. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company.  As of June 30, 2010, we had no cash and through June 30, 2010, all our operating expenses have been paid by our majority stockholder.

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