Form 10-Q
period 2010-09-30
HYPERVIEW LTD.
filed 2010-11-15
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended  September 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2010: 193,077 shares of common stock, par value $0.001 per share.

Hyperview Ltd.
FORM 10-Q
September 30, 2010

ITEM 1. FINANCIAL INFORMATION

HYPERVIEW LTD.

HYPERVIEW LTD.

Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	26,061	24,475
Due to shareholder	15,500	7,500
Total current liabilities	41,561	31,975

Stockholders' deficit
Preferred stock: $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 193,077 shares issued and outstanding	193	193
Additional paid-in capital	7,178,787	7,178,787
Accumulated deficit	(7,220,541)	(7,210,955)
Total stockholders’ deficit	(41,561)	(31,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009
Revenue	$-	$-

Operating expenses:
Professional fees	3,472	-
General and administrative	-	500
Total operating expenses	3,472	500

Loss before taxes	(3,472)	(500)

Income tax provision	-	-

Net loss	$(3,472)	$(500)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	193,077	193,077

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Revenue	$-	$-

Operating expenses:
Professional fees	9,586	-
General and administrative	-	1,500
Total operating expenses	9,586	1,500

Loss before taxes	(9,586)	(1,500)

Income tax provision	-	-

Net loss	$(9,586)	$(1,500)

Net loss per common share - basic and diluted	$(0.05)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	193,077	193,077

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,586)	$(1,500)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Increase in accrued expenses	9,586	1,500

Net Cash Used In Operating Activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued expenses paid by stockholder	$8,000	$-

See accompanying notes to the financial statements

HYPERVIEW LTD.
September 30, 2010 and 2009
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

The merger has been accounted for as a recapitalization of Hyperview for financial accounting purposes. Since Hyperview had no operations prior to the recapitalization, the financial statements of Hyperview and Inter-Con are being combined for the period from January 1, 2008 through December 31, 2009 with retroactive effect being given to the issuance of the common stock.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or 2009, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010 or 2009.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2010, the Company has an accumulated deficit of $7,220,541 and had a net loss of $9,586 for the interim period ended September 30, 2010, respectively.  At September 30, 2010, the Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate.

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

Plan of Operation.

We have not realized any revenues from operations for the three month period ended September  30, 2010 and we are inactive. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company.  As of September 30, 2010, we had no cash and through September 30, 2010, all our operating expenses have been paid by our majority stockholder.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on November 12, 2010.

HYPERVIEW LTD.
(Registrant)

/s/ Ronald S. McIntyre
Name:	Ronald S. McIntyre
Title:	Chairman, President,
Chief Executive and
Chief Financial Officer
(Principal Executive and
Financial Officer)