Form 10-K
period 2010-12-31
HYPERVIEW LTD.
filed 2011-04-15
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.  Yes ☐    No  ☒  (Not required by smaller reporting companies)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year.  $0.00

As of June 30, 2010, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $50.00

As of April 15, 2011, there were 194,805 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Table Of Content

PART I

ITEM 1 -     BUSINESS

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

Table Of Content

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

Table Of Content

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

Table Of Content

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

ITEM 1A -  RISK FACTORS

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

Table Of Content

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

Table Of Content

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

Table Of Content

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

Table Of Content

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

Table Of Content

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

ITEM 1B -  UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2 -     PROPERTY

We neither rent nor own any properties. We utilize the office space and equipment of our officer and director at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Table Of Content

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

ITEM 4 -    (REMOVED AND RESERVED)

ITEM 5 -    MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECUCRITIES

Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock currently trades on the Pink Sheets under the symbol “ICPC.”  As a result of the deregistration of our securities by the Commission, broker dealers are prohibited in part from effecting transactions in the Company’s securities until they are registered.  The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within 2010 and 2009. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended	Low price	High price

December 31, 2010	$0.00	$0.00
September 30, 2010	$0.00	$0.00
June 30, 2010	$0.00	$0.00
March 31, 2010	$0.00	$0.00
December 31, 2009	$0.00	$0.00
September 30, 2009	$0.00	$0.00
June 30, 2009	$0.00	$0.00
March 31, 2009	$0.00	$0.00

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

Number of Shareholders.

As of April 15, 2011, a total of 194,805 shares of the Company’s Common Stock are outstanding and held by approximately 352 shareholders of record. Of this amount, approximately 11,164 shares are unrestricted. Approximately 31,475 shares are restricted securities held by non-affiliates, and the remaining 150,000 shares are restricted securities held by affiliates.

Table Of Content

Dividends.

The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities

In February and March 2011, the Company sold 1,728 shares of common stock to private investors at the purchase price of $0.64 for net proceeds of $2,700.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D and Regulation S promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fiscal year ended December 31, 2010.

ITEM 6 -     SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 -     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Table Of Content

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

Table Of Content

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates on foreign currencies.

ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 9 -    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T) -  CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(e) of the Exchange Act, as amended, as of the end of the period covered by this Annual Report Form 10-K report, we carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Table Of Content

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.

During the year ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal financial officer, has, with the assistance of external consultant, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2010.

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

ITEM 9B-   OTHER INFORMATION

In February and March 2011, the Company sold 1,728 shares of common stock to private investors at the purchase price of $0.64 for net proceeds of $2,700.

ITEM 10 -   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Table Of Content

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

Table Of Content

ITEM 11 -   EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the year ended December 31, 2009. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award s($))	Non-Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald S. McIntyre, (1)	2010	-	-	-	-	-	-	-	-
President, Chairman	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-

Cecilio Fisher,(2)	2010	-	-	-	-	-	-	-	-
President, Chairman	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-
		-
Lisa Vergon, (3)	2010	-	-	-	-	-	-	-	-
President, Chairman	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-

Nicholas Stone, (4)	2010	-	-	-	-	-	-	-	-
President, Chairman	2009	-	-	-	-	-	-	-	-
	2008	-	--	-	-	-	-	-	-

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

ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2010, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of December 31, 2009, there were 192,634 shares of our common stock outstanding.

Table Of Content

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

The table also shows the number of shares beneficially owned as of December 31, 2010 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock

Ronald S. McIntyre (2)	0	0

Emmanuel Strategic Partners, Inc. (3)	150,000	77%

All executive officers and directors as a group	0	0

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 194,805 shares of common stock outstanding on April 15, 2011, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of April 15, 2011.

(2) Ronald S. McIntyre, President and Chairman.

(3) The address for this shareholder is 256 S. Robertson Boulevard, Beverly Hills, California 90211. Andrew W. Baum, holds voting and dispositive power over the shares beneficially owned by Emmanuel Strategic Partners, Inc.

ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise disclosed herein, there have been no related party transactions, or any other transactions or relationships, including matters related to director independence, required to be disclosed pursuant to Items 404 of Regulation S-K.

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

Table Of Content

December 31, 2010                                       $ 3,500                      Li & Company, LP
December 31, 2009:                                      $ 3,500                      Li & Company, LP

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

December 31, 2010:                                      $      0                        Li & Company, LP
December 31, 2009:                                      $      0                        Li & Company, LP

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

December 31, 2010:                                      $      0                        Li & Company, LP
December 31, 2009:                                      $      0                        Li & Company, LP

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

December 31, 2010:                                      $      0                        Li & Company LP
December 31, 2009:                                      $      0                        Li & Company LP

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

Table Of Content

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Hyperview  has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on April 15, 2011.

HYPERVIEW LTD.
(Registrant)

/s/ Ronald S. McIntyre
Name: Ronald S. McIntyre
Title:	Chairman, President,
Chief Executive and
Chief Financial Officer
(Principal Executive and Financial Officer)

Table Of Content

HYPERVIEW LTD.

DECEMBER 31, 2010 and 2009

Table Of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hyperview Ltd.
New York, New York

We have audited the accompanying balance sheets of Hyperview Ltd. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyperview Ltd. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
April 15, 2011

Table Of Content

HYPERVIEW LTD.

Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS
Current assets
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	24,061	24,475
Due to shareholder	17,500	7,500
Total current liabilities	41,561	31,975

Stockholders' deficit
Preferred stock: $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 193,077 shares issued and outstanding	193	193
Additional paid-in capital	7,178,787	7,178,787
Accumulated deficit	(7,220,541)	(7,210,955)
Total stockholders’ deficit	(41,561)	(31,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the financial statements.

Table Of Content

HYPERVIEW LTD.

Statements of Operations

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenue	$-	$-

Operating expenses:
Professional fees	9,586	18,475

Total operating expenses	9,586	18,475

Loss before taxes	(9,586)	(18,475)

Income tax provision	-	-

Net loss	$(9,586)	$(18,475)

Net loss per common share - basic and diluted	$(0.05)	$(0.10)

Weighted average number of common shares outstanding – basic and diluted	193,077	193,077

See accompanying notes to the financial statements.

Table Of Content

HYPERVIEW LTD.

Statement of Stockholders’ Deficit
For the Years Ended December 31, 2010 and 2009

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2008	193,077	$193	$7,178,787	(7,192,480)	(13,500)

Net loss				(18,475)	(18,475)

Balance, December 31, 2000	193,077	193	7,178,787	(7,210,955)	(31,975)

Net loss				(9,586)	(9,586)

Balance, December 31, 2010	193,077	$193	$7,178,787	$(7,220,541)	$(41,561)

See accompanying notes to the financial statements.

Table Of Content

HYPERVIEW LTD.

Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,586)	$(18,475)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Increase in accrued expenses	9,586	18,475

Net Cash Used In Operating Activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued expenses paid by stockholder	$10,000	$7,500

See accompanying notes to the financial statements

Table Of Content

HYPERVIEW LTD.

December 31, 2010 and 2009
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

Table Of Content

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or 2009, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2010 or 2009.

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

Table Of Content

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2010 or 2009.

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

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income tocg reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Table Of Content

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

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

Table Of Content

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $7,220,541 at December 31, 2010, and had a net loss of $9,586 for the year then ended.  At December 31, 2010, the Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate.

The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - DUE TO STOCKHOLDER

During the year ended December 31, 2010, the majority stockholder paid accrued expenses of the Company of $10,000. This amount is being shown as due to stockholder. The amount is due on demand and bears no interest.

NOTE 5 - INCOME TAXES

Deferred tax assets

At December 31, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $7,220,541 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $2,454,984 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $2,454,984.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $3,259 and $6,282 for the years ended December 31, 2010 and 2009, respectively.

Components of deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$2,454,984	2,451,725
Less valuation allowance	(2,454,984)	(2,451,725)

Deferred tax assets, net of valuation allowance	$-	$-

Table Of Content

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 6 - SUBSEQUENT EVENTS

                The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that the following subsequent event is required to be disclosed:

In February and March 2011, the Company sold 1,728 shares of Common Stock to private investors at the price of $0.64 per share for net proceeds of $2,700.