Form 10-Q
period 2011-03-31
HYPERVIEW LTD.
filed 2011-07-29
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 27, 2011: 193,519 shares of common stock, par value $0.001 per share.

HYPERVIEW LTD.
FORM 10-Q
March 31, 2011

ITEM 1. FINANCIAL INFORMATION

HYPERVIEW LTD.

HYPERVIEW LTD.

Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS
Current assets
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	21,917	24,061
Advances from shareholder	18,500	17,500
Total current liabilities	40,417	41,561

Stockholders' deficit
Preferred stock: $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 194,805 and 193,077 shares issued and outstanding, respectively	195	193
Additional paid-in capital	7,181,485	7,178,787
Accumulated deficit	(7,222,097)	(7,220,541)
Total stockholders’ deficit	(40,417)	(41,561)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Revenue	$-	$-

Operating expenses:
Professional fees	1,556	5,029

Total operating expenses	1,556	5,029

Loss before taxes	(1,556)	(5,029)

Income tax provision	-	-

Net loss	$(1,556)	$(5,029)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	193,519	193,077

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statement of Stockholders’ Deficit
For the Three Months Ended March 31, 2011
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2009	193,077	$193	$7,178,787	(7,210,955)	(31,975)

Net loss				(9,586)	(9,586)

Balance, December 31, 2010	193,077	193	7,178,787	(7,220,541)	(41,561)

Sale of common stock	1,728	2	2,698		2,700

Net loss				(1,556)	(1,556)

Balance, March 31, 2011	193,077	$195	$7,181,485	$(7,222,097)	$(40,417)

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,556)	$(5,029)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(1,144)	5,029

Net Cash Used In Operating Activities	(2,700)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	2,700	-
Net Cash Provided by Financing Activities	2,700	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued expenses paid by stockholder	$1,000	$-

See accompanying notes to the financial statements

HYPERVIEW LTD.

March 31, 2011 and 2010
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the years ended December 31, 2010 and 2009 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 15, 2011.

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

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets, the fair value of financial instruments and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates. Actual results could differ from those estimates.

Fair value of financial instrument measured on a recurring basis

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as accrued expenses, approximate their fair value because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.  principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved, b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

There were no potentially dilutive shares outstanding as of March 31, 2011 or 2010.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $7,222,097 at March 31, 2011, and had a net loss of $1,556 for the quarter then ended.  At March 31, 2011, the Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate.

The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – ADVANCES FROM STOCKHOLDER

During the quarter ended March 31, 2011, the majority stockholder paid accrued expenses of the Company of $1,000. This amount is being shown as advances from stockholder. The amount is due on demand and bears no interest.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common stock

On March 8, 2011, the Company sold 1,728 shares of their common stock for $2,700 to two individuals. The funds went into an escrow account and were used to reduce debt during the quarter.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no subsequent events to be disclosed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF  OPERATIONS

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

Plan of Operation.

We have not realized any revenues from operations for the three month period ended March 31, 2011 and we are inactive. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company.  As of March 31, 2011, we had no cash and through March 31, 2011, all our operating expenses have been paid by our majority stockholder.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4.  CONTROLS AND PROCEDURES

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on  July 28, 2011.

HYPERVIEW LTD.
(Registrant)

/s/ Ronald S. McIntyre
Name:	Ronald S. McIntyre
Title:	Ronald S. McIntyre
Chief Executive and
Chief Financial Officer
(Principal Executive and
Financial Officer)