Form 10-Q
period 2011-06-30
HYPERVIEW LTD.
filed 2011-08-10
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended  June 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2011: 194,805 shares of common stock, par value $0.001 per share.

HYPERVIEW LTD.
FORM 10-Q
June 30, 2011

ITEM 1. FINANCIAL INFORMATION

HYPERVIEW LTD.

HYPERVIEW LTD.

Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
Current assets
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	22,527	24,061
Advances from shareholder	18,500	17,500
Total current liabilities	41,027	41,561

Stockholders' deficit
Preferred stock: $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 300,000,000 shares authorized; 194,805 and 193,077 shares issued and outstanding, respectively	195	193
Additional paid-in capital	7,181,485	7,178,787
Accumulated deficit	(7,222,707)	(7,220,541)
Total stockholders’ deficit	(41,027)	(41,561)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010
Revenue	$-	$-

Operating expenses:
Professional fees	610	1,085
		-
Total operating expenses	610	1,085

Loss before taxes	(610)	(1,085)

Income tax provision	-	-

Net loss	$(610)	$(1,085)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	194,805	193,077

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statements of Operations
(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Revenue	$-	$-

Operating expenses:
Professional fees	2,166	6,114
		-
Total operating expenses	2,166	6,114

Loss before taxes	(2,166)	(6,114)

Income tax provision	-	-

Net loss	$(2,166)	$(6,114)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	194,165	193,077

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statement of Stockholders’ Deficit
For the Six Months Ended June 30, 2011
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2009	193,077	$193	$7,178,787	(7,210,955)	(31,975)

Net loss				(9,586)	(9,586)

Balance, December 31, 2010	193,077	193	7,178,787	(7,220,541)	(41,561)

Sale of common stock	1,728	2	2,698		2,700

Net loss				(2,166)	(2,166)

Balance, June 30, 2011	194,805	$195	$7,181,485	$(7,222,707)	$(41,027)

See accompanying notes to the financial statements.

HYPERVIEW LTD.

Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,166)	$(6,114)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(534)	6,114

Net Cash Used In Operating Activities	(2,700)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	2,700	-
Net Cash Provided by Financing Activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued expenses paid by stockholder	$1000	$8,000

See accompanying notes to the financial statements

HYPERVIEW LTD.

June 30, 2011 and 2010
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

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets, the fair value of financial instruments and the assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involvedb.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

There were no potentially dilutive shares outstanding as of June 30, 2011 or 2010.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $7,222,707 at June 30, 2011, and had a net loss and net cash used in operations of $2,166 and $2,166 for the quarter then ended, respectively.  At June 30, 2011, the Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate.

The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – ADVANCES FROM STOCKHOLDER

During the quarter ended June 30, 2011, the majority stockholder paid accrued expenses of the Company of $1,000. This amount is being shown as advances from stockholder. The amount is due on demand and bears no interest.

NOTE 5 – STOCKHOLDERS DEFICIT

On March 8, 2011, the Company sold 1,728 shares of their common stock for $2,700 to two individuals. The funds went into an escrow account and were used to reduce debt during that quarter.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that the following event required disclosure:

On August 8, 2011 the Company accepted a Subscription Agreement for in the amount of $1,000 to purchase 10,000 shares of the Company’s common stock, par value $0.001 per share.

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

Plan of Operation.

We have not realized any revenues from operations for the three month period ended June 30, 2011 and we are inactive. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company.  As of June 30, 2011, we had no cash and through June 30, 2011, all our operating expenses have been paid by our majority stockholder.

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

Not required for smaller reporting companies.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

On August 8, 2011 the Company accepted a Subscription Agreement for in the amount of $1,000 to purchase 10,000 shares of the Company’s common stock, par value $0.001 per share.

ITEM 6. EXHIBITS.

(a) Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on  August 10, 2011.

HYPERVIEW LTD.
(Registrant)

/s/ Ronald S. McIntyre
Name:	Ronald S. McIntyre
Title:	Chairman, President,
Chief Executive and
Chief Financial Officer
(Principal Executive and
Financial Officer)