Form 10-Q
period 2011-09-30
HYPERVIEW LTD.
filed 2011-11-17
CIK 1028536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 16, 2011: 194,805 shares of common stock, par value $0.001 per share.

HYPERVIEW LTD.
FORM 10-Q
September 30, 2011

ITEM 1. FINANCIAL INFORMATION

HYPERVIEW LTD.

Hyperview Ltd.

Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$23,027	$24,061
Advances from stockholders	19,300	17,500

Total current liabilities	42,327	41,561

Stockholders' deficit:
Preferred stock at $0.001 par value: 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.001 par value: 300,000,000 shares authorized; 194,805 and 193,077 shares issued and outstanding, respectively	195	193
Additional paid-in capital	7,181,485	7,178,787
Accumulated deficit	(7,224,007)	(7,220,541)

Total stockholders' deficit	(42,327)	(41,561)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the financial statements.

Hyperview Ltd.

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Net revenues	$-	$-

Operating expenses:
Professional fees	1,300	3,472

Total operating expenses	1,300	3,472

Loss before income taxes	(1,300)	(3,472)

Income tax provision	-	-

Net loss	$(1,300)	$(3,472)

Net loss per common share
- Basci and diluted:	$(0.01)	$(0.02)

Weighted common shares outstanding
- Basic and diluted	194,805	193,077

See accompanying notes to the financial statements.

Hyperview Ltd.

Statements of Operations

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Net revenues	$-	$-

Operating expenses:
Professional fees	3,466	9,586

Total operating expenses	3,466	9,586

Loss before income taxes	(3,466)	(9,586)

Income tax provision	-	-

Net loss	$(3,466)	$(9,586)

Net loss per common share
- Basci and diluted:	$(0.02)	$(0.05)

Weighted common shares outstanding
- Basic and diluted	194,381	193,077

See accompanying notes to the financial statements.

Hyperview Ltd.

Statement of Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2011
(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock, $0.001 Par Value		Additional	during the	Stockholders'
	Number of Shares	Amount	paid-in Capital	Development Stage	Equity (Deficit)

Balance, December 31, 2009	193,077	$193	$7,178,787	$(7,210,955)	$(31,975)

Net loss				(9,586)	(9,586)

Balance, December 31, 2010	193,077	193	7,178,787	(7,220,541)	(41,561)

Sale of common stock	1,728	2	2,698		2,700

Net loss				(3,466)	(3,466)

Balance, September 30, 2011	194,805	$195	$7,181,485	$(7,224,007)	$(42,327)

See accompanying notes to the financial statements.

Hyperview Ltd.

Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,466)	$(9,586)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(1,034)	1,586

Net cash used in operating activities	(4,500)	(8,000)

Cash flows from financing activities:
Amounts received from (repayment made to) stockholders	1,800	8,000
Proceeds from sale of common stock	2,700	-

Net cash provided by financing activities	4,500	8,000

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

HYPERVIEW LTD.

September 30, 2011 and 2010
Notes to the Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and 2009 and notes thereto contained in the information filed as part of the Company’s Current Report on Form 10-K filed with the SEC on April 15, 2011.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involvedb)  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

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

Income taxes

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially outstanding dilutive shares for the interim period ended September 30, 2011 or 2010.

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company has an accumulated deficit at September 30, 2011, and had a net loss and net cash used in operations for the interim period then ended, respectively.  The Company is currently inactive and is now seeking merger opportunities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

For the interim period ended September 30, 2011, the majority stockholder paid accrued expenses of the Company of $1,800. This amount is being shown as advances from stockholder.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Three Hundred Fifty Million (350,000,000) shares of which Fifty Million (50,000,000) shares shall be Preferred Stock, par value $.001 per share, and Three Hundred Million (300,000,000) shares shall be Common Stock, par value $.001 per share.

Common stock

On March 8, 2011, the Company sold 1,728 shares of its common stock for $2,700 to two individuals. The funds went into an escrow account and were used to reduce debt during that interim period.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Plan of Operation.

We have not realized any revenues from operations for the three month period ended September 30, 2011 and we are inactive. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company.  As of September 30, 2011, we had no cash and through September 30, 2011, all our operating expenses have been paid by our majority stockholder.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on November 16, 2011.

HYPERVIEW LTD.
(Registrant)

/s/ Ronald S. McIntyre
Name:	Ronald S. McIntyre
Title:	Chairman, President,
Chief Executive and
Chief Financial Officer
(Principal Executive and
Financial Officer)