Form 10-K
period 2011-12-31
HYPERVIEW LTD.
filed 2012-04-13
CIK 1028536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934:

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE

ACT OF 1934

For the transition period from _________ through _________

HYPERVIEW LTD.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $0.00

As of June 30, 2012, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $50.00.

As of April 4, 2012, there were 204,805 shares of common stock issued and outstanding.

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

The Company's corporate headquarters are located at 1350 Broadway, Suite 1101, New York, New York  10018.

Business of the Registrant.

We are, based on proposed business activities, a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”), defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under the SEC Rule 12b-2 under the Securities Act, we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

If a market for our common stock does not develop, shareholders may be unable to sell their shares

A market for our common stock may never develop. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board upon the effectiveness of the registration statement of which this prospectus forms a part. However, our shares may never be traded on the bulletin board, or, if traded, a public market may not materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

  Investing in the company is a highly speculative investment and could result in the entire loss of your investment

A purchase of the offered shares is highly speculative and involves significant risks. The offered shares should not be purchased by any person who cannot afford the loss of their entire investment. The business objectives of the company are also speculative, and it is possible that we could be unable to satisfy them. The company’s shareholders may be unable to realize a substantial return on their purchase of the offered shares, or any return whatsoever, and may lose their entire investment. For this reason, each prospective purchaser of the offered shares should read this prospectus and all of its exhibits carefully and consult with their attorney, business and/or investment advisor.

Buyers will pay more for our common stock than the pro rata portion of the assets are worth; as a result, investing in our company may result in an immediate loss.

The offering price and other terms and conditions regarding the company’s shares have been arbitrarily determined and do not bear any relationship to assets, earnings, book value or any other objective criteria of value. Additionally, no investment banker, appraiser or other independent third party has been consulted concerning the offering price for the shares or the fairness of the offering price used for the shares.

The arbitrary offering price of $0.10 per common share as determined herein is substantially higher than the net tangible book value per share of our common stock.  Our assets do not substantiate a share price of $0.10. This premium in share price applies to the terms of this offering and does not attempt to reflect any forward looking share price subsequent to the company obtaining a listing on any exchange, or becoming quoted on the OTC Bulletin Board.

The Company’s management could issue additional shares, since the company has 300,000,000 authorized shares, diluting the current share holders’ equity position.

The Company has 300,000,000 authorized shares, of which only 204,805 are currently issued and outstanding.  The company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

We do not anticipate paying dividends in the foreseeable future.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business.

Because we will be subject to the "penny stock" rules once our shares are quoted on the over-the-counter bulletin board, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Risks Related to the Business and Industry of Hyperview

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

The Division of Enforcement of the Securities and Exchange Commission commenced an Order Instituting Proceedings against the Company on September 12, 2008 due to its failure to file its period reports pursuant to the Securities and Exchange Act of 1934, as amended.  Accordingly, there can be no assurance that the Company will be able to comply with the periodic reporting requirements under the Exchange Act, should the Registration Statement on Form 10, filed on February 11, 2009, as amended, be declared effective.  In such a case, shareholders may be unable to publicly resell their shares if another proceeding is commenced pursuant to Section 12(j) in addition to being unable to avail themselves to reasonably current public information as is required pursuant to Rule 144.

Our business is difficult to evaluate because we have little operating history.

As we have little operating history or revenue and no assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any significant revenues or earnings from operations since inception. We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

The requirements of U.S. securities laws reporting requirements impose cost and operating challenges on us.

We will incur ongoing costs and expenses for Commission reporting and compliance. To be eligible for quotation on the OTC Bulletin Board, issuers must remain current in their filings with the Commission.  Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTC Bulletin Board that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of April 4, 2012, approximately 151,728 of the 204,805 issued and outstanding shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 43,077 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a six month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Company and who has satisfied a one year holding period. Any substantial sale of the Company's common stock pursuant to Rule 144 may have an adverse effect on the market price of the Company's shares. This filing will satisfy certain public information requirements necessary for such shares to be sold under Rule 144.

We may issue additional equity shares to fund the Company's operational requirements which would dilute your share ownership.

The Company's continued viability depends on its ability to raise capital.  Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements.  There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all.  In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans as detailed further in Management's Discussion and Analysis in this Annual Report on Form 10-K. While the Company currently has no offers to sell it securities to obtain financing, sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially.  In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management Discussion and Analysis of this Annual Report on Form 10-K.

For more information about penny stocks, contact the U.S. Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C. 20549, or by telephone at (202) 942-8088.

ITEM 1B – UNRESOLVED STAFF COMMENTS

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

ITEM 4 – MINE AND SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECUCRITIES

Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock was initially traded on the Pink Sheets under the symbol ICPC. Until November 6, 2008, the Company’s Common Stock has been quoted on the Over The Counter Bulletin Board. The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within 2011. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

	2011		2010
	High	Low	High	Low
4th Quarter	$0.00	$0.00	$0.00	$0.00
3rd Quarter	0.00	0.00	0.00	0.00
2nd Quarter	0.00	0.00	0.00	0.00
1st Quarter	0.00	0.00	0.00	0.00

Number of Shareholders.

As of April 4, 2012, a total of 204,805 shares of the Company’s Common Stock are outstanding and held by approximately 352 shareholders of record. Of this amount, approximately 43,077 shares are unrestricted. Approximately 11,728 shares are restricted securities held by non-affiliates, and the remaining 150,000 shares are restricted securities held by affiliates.

Dividends.

The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

Not applicable.

Recent Sales of Unregistered Securities

In March 2011, the Company sold 1,728 shares of common stock to private investors for net proceeds of $2,700.

In September, 2011, the Company sold 10,000 shares of common stock to private investors at the purchase price of $0.10 for net proceeds of $1,000.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fiscal year ended December 31, 2011.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.

During the year ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal financial officer, has, with the assistance of external consultant, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2011.

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

Ronald S. McIntyre	62	President; Chairman of the Board

____________________

The Company’s executive officers and directors are elected annually and serve until the next annual meeting of stockholders.

RON MCINTYRE, 62, PRESIDENT, CHAIRMAN

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

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($))	Non-Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald S. McIntyre, (1)	2011	-	-	-	-	-	-	-	-
President, Chairman	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2011, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of December 31, 2011, there were 204,805 shares of our common stock outstanding.

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

The table also shows the number of shares beneficially owned as of December 31, 2011 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock

Ronald S. McIntyre (2)	0	0

Emmanuel Strategic Partners, Inc. (3)	150,000	73.2%

All executive officers and directors as a group	0	0

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 204,805 shares of common stock outstanding on December 31, 2011, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 31, 2011.

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

December 31, 2011:	$3,500	Li & Company, LP
December 31, 2010:	$3,500	Li & Company, LP

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

December 31, 2011:	$0	Li & Company, LP
December 31, 2010:	$0	Li & Company, LP

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

December 31, 2011:	$0	Li & Company, LP
December 31, 2010:	$0	Li & Company, LP

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

December 31, 2011:	$0	Li & Company LP
December 31, 2010:	$0	Li & Company LP

ITEM 15- EXHIBITS

3.1	Articles of Incorporation, as amended, of the Registrant (1)

3.2	By-laws of the Registrant (1)

14.1	Code of Ethics (1)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Section 302 of the Sarblanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes Oxley Act Of 2002

*	Filed herewith

(1) Incorporated by reference to the Company’s registration statement on Form 10-SB, filed with the Securities Commission on February 9, 2000, as amended..

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Hyperview has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on April 4, 2012.

Hyperview Ltd.
(Registrant)

/s/ Ronald S. McIntyre
Name:	Ronald S. McIntyre
Title:	Chairman, President,
Chief Executive Officer and
Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

HYPERVIEW LTD.

DECEMBER 31, 2011 and 2010

INDEX TO FINANCIAL STATEMENTS

Hyperview Ltd.

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hyperview Ltd.

New York, New York

We have audited the accompanying balance sheets of Hyperview Ltd. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
April 4, 2012

Hyperview Ltd.

Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$26,600	$24,061
Advances from stockholders	19,300	17,500

Total Current Liabilities	45,900	41,561

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.001 par value: 300,000,000 shares authorized, 194,805 and 193,077 shares issued and outstanding, respectively	195	193
Additional paid-in capital	7,181,485	7,178,787
Accumulated deficit	(7,227,580)	(7,220,541)

Total Stockholders' Deficit	(45,900)	(41,561)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to the financial statements.

Hyperview Ltd.

Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

NET REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	7,039	9,586

Total operating expenses	7,039	9,586

LOSS BEFORE INCOME TAX PROVISION	(7,039)	(9,586)

INCOME TAX PROVISION	-	-

NET LOSS	$(7,039)	$(9,586)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.04)	$(0.05)

Weighted common shares outstanding - basic and diluted	194,488	193,077

See accompanying notes to the financial statements

Hyperview Ltd.

Statement of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2011 and 2010

				Deficit
				Accumulated	Total
	Common Stock, $0.001 Par Value		Additional	during the	Stockholders'
	Number of Shares	Amount	paid-in Capital	Development Stage	Equity (Deficit)

Balance, December 31, 2009	193,077	$193	$7,178,787	$(7,210,955)	$(31,975)

Net loss				(9,586)	(9,586)

Balance, December 31, 2010	193,077	193	7,178,787	(7,220,541)	(41,561)

Sale of common stock	1,728	2	2,698		2,700

Net loss				(7,039)	(7,039)

Balance, December 31, 2011	194,805	$195	$7,181,485	$(7,227,580)	$(45,900)

See accompanying notes to the financial statements.

Hyperview Ltd.

Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,039)	$(9,586)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	2,539	(414)

NET CASH USED IN OPERATING ACTIVITIES	(4,500)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from stockholders	1,800	10,000
Proceeds from sale of common stock	2,700	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,500	10,000

NET CHANGE IN CASH	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Hyperview Ltd.

December 31, 2011 and 2010

Notes to the Financial Statements

Note 1 - Organization and Operations

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as accrued expenses approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or 2010.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially outstanding dilutive common shares for the year ended December 31, 2011 or 2010.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2011, a net loss and net cash used in operating activities for the year then ended, respectively. The Company is currently inactive and is now seeking merger opportunities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence explorations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to commence explorations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Advances from stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

For the year ended December 31, 2011, the majority stockholder paid accrued expenses of the Company of $1,800. This amount is being shown as advances from stockholder.

Free Office Space

The Company has been provided office space by an officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 – Stockholders’ Equity

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

Note 6 – Income Tax Provision

Deferred Tax Assets

At December 31, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $7,227,580 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $2,457,377 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $2,393 and $3,259 for the years ended December 31, 2011 and 2010, respectively.

Components of deferred tax assets at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	2,457,377	2,454,984

Less valuation allowance	(2,457,377)	(2,454,984)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

