Form 10-K/A
period 2011-12-31
HYPERVIEW LTD.
filed 2012-04-19
CIK 1028536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 19, 2012, there were 204,805 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Explanatory Note: The sole purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011, filed with the Securities and Exchange Commission on April 13, 2012, is to correct the date of the report of the Registrant’s independent registered accounting firm to reflect the date of the original filing.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Hyperview has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on April 19, 2012.

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

April 13, 2012